Form 10-Q
period 2009-06-30
CERTIFIED DIABETIC SERVICES INC
filed 2009-08-19
CIK 1047153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53628

CERTIFIED DIABETIC SERVICES, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	65-0765452
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Airport Woods Commerce Center

10061 Amberwood Road

Ft. Myers, Florida 33913

(Address of principal executive offices)

(239) 430-5000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to the filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding as of August 17, 2009 is 61,126,509.

CERTIFIED DIABETIC SERVICES, INC.

QUARTERLY PERIOD ENDED JUNE 30, 2009

PART I – FINANCIAL INFORMATION

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains “forward-looking statements” relating to Certified Diabetic Services, Inc. (referred to as the “Company” or “we,” “us” or “our” in this Form 10-Q), which represent the Company’s current expectations or beliefs including, but not limited to, statements concerning the Company’s operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “anticipation,” “intend,” “could,” “estimate,” or “continue” or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and the ability of the Company to continue its growth strategy and competition, certain of which are beyond the Company’s control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

CERTIFIED DIABETIC SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,726	$45,946
Accounts receivable (net of allowances of $175,750 and $167,450 as of June 30, 2009 and December 31, 2008, respectively)	1,527,591	1,482,893
Inventories	54,399	91,702
Employee advance	10,404	6,693
Prepaid expenses	83,815	51,233

Total current assets	1,686,935	1,678,467

Intangible assets, net	1,548,146	1,646,794
Property and equipment, net	1,088,011	1,033,728
Other assets	80,960	99,222

Total assets	$4,404,052	$4,458,211

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,940,295	$1,485,452
Accrued expenses	121,916	46,610
Preferred stock dividends	1,154,308	704,590
Derivative liabilities	3,375,080	10,492,917
Current portion of long-term debt	63,096	72,580
Current portion of capital lease obligations	67,464	62,802

Total current liabilities	6,722,159	12,864,951

Long-term portion of capital leases	126,807	122,621

Total liabilities	6,848,966	12,987,572

Commitments and contingencies (Note 8)	—	—
Redeemable preferred stock	8,750,000	8,750,000

Stockholders’ deficit:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; 2,500 shares designated Series B Preferred Stock, 2,750,000 shares designated Series C Convertible Preferred Stock (mezzanine); and, 6,000,000 shares designated Series D Convertible Preferred Stock (mezzanine) Series B Preferred Stock, $.01 par value; 203 shares issued and outstanding as of June 30, 2009 and December 31, 2008	2	2
Common stock, $.01 par value; 490,000,000 shares authorized, 60,585,221 and 56,670,154 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	605,853	566,702
Additional paid-in capital	—	—
Common stock subscribed	90,756	90,756
Accumulated deficit	(11,891,525)	(17,936,821)

Total stockholders’ deficit	(11,194,914)	(17,279,361)

Total liabilities, redeemable preferred stock and stockholders’ deficit	$4,404,052	$4,458,211

The accompanying notes are an integral part of the consolidated financial statements.

CERTIFIED DIABETIC SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,
	2009	2008
	(Unaudited)	(Unaudited)
Product sales, net	$2,122,839	$2,097,215
Cost of product sales	1,007,882	1,044,739

Gross margin	1,114,957	1,052,476

Other costs and expenses:

Compensation costs	750,268	973,114
General and administrative expense	477,678	432,027
Advertising and marketing expenses	1,427	479,248
Depreciation and amortization	88,636	91,300

	1,318,009	1,975,689

Loss from operations	(203,052)	(923,213)

Other income and (expense):
Fair value changes in derivative financial instruments	(2,274,570)	7,640,894
Interest expense	(8,506)	(11,911)
Day-one derivative losses	—	(116,638)
Other	8,485	1,516

	(2,274,591)	7,513,861

Net (loss) income	(2,477,643)	6,590,648

Reconciliation of net (loss) income to (loss) income applicable to common stockholders:
Accretion of preferred stock to redemption value	—	(2,368,669)
Preferred stock dividends	(225,229)	(184,056)

(Loss) income applicable to common stockholders	$(2,702,872)	$4,037,923

(Loss) income per common share:

Basic	$(0.05)	$0.08

Diluted	$(0.05)	$0.02

Weighted average shares, basic	58,627,688	53,260,302

Weighted average and contingent shares, diluted	58,627,688	190,855,794

The accompanying notes are an integral part of the consolidated financial statements.

CERTIFIED DIABETIC SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended June 30,
	2009	2008
	(Unaudited)	(Unaudited)
Product sales, net	$4,201,995	$3,826,492
Cost of product sales	1,969,619	1,963,756

Gross margin	2,232,376	1,862,736

Other costs and expenses:
Compensation costs	1,528,555	1,763,645
General and administrative expense	900,027	725,244
Advertising and marketing expenses	198,244	641,673
Depreciation and amortization	167,464	137,714

	2,794,290	3,268,276

Loss from operations	(561,914)	(1,405,540)

Other income and expense:
Fair value changes in derivative financial instruments	6,911,560	(124,326)
Interest expense	(15,886)	(19,661)
Gain on debt extinguishments	12,846	23,014
Day-one derivative losses	—	(268,441)
Other	(15,598)	2,847

	6,892,922	(386,567)

Net income (loss)	6,331,008	(1,792,107)

Reconciliation of net income (loss) to income (loss) applicable to common stockholders:
Accretion of preferred stock to redemption value	—	(6,932,439)
Preferred stock dividends	(452,838)	(324,879)

Income (loss) applicable to common stockholders	$5,878,170	$(9,049,425)

Income (loss) per common share:

Basic	$0.10	$(0.17)

Diluted	$0.03	$(0.17)

Weighted average shares, basic	58,627,688	53,260,302

Weighted average and contingent shares, diluted	236,836,236	53,260,302

The accompanying notes are an integral part of the consolidated financial statements.

CERTIFIED DIABETIC SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

SIX MONTHS ENDED JUNE 30, 2008

(Unaudited)	Series B Preferred Stock		Common Stock		Additional Paid-In Capital	Common Stock Subscribed	Accumulated Deficit	Total Stockholders’ Deficit
	Number of Shares	Amount	Number of Shares	Amount

Balance at January 1, 2008	601	$6	50,504,450	$505,045	$2,589,283	$8,125	$(10,806,041)	$(7,703,582)

Sale of common stock	—	—	3,000,000	30,000	60,908	14,421	—	105,329

Conversions of Series B and exercise of 2,369,704 options and warrants	(71)	(1)	2,511,704	25,117	(25,116)	—	—	—

Beneficial conversion feature on Series D Preferred Stock	—	—	—	—	2,015,000	—	—	2,015,000

Accretion of Series D Preferred Stock	—	—	—	—	(4,356,746)	—	(2,575,693)	(6,932,439)

Issuance of warrants in connection with DPI	—	—	—	—	41,550	—	—	41,550

Preferred stock dividends	—	—	—	—	(324,879)	—	—	(324,879)

Net loss	—	—	—	—	—	—	(1,792,107)	(1,792,107)

Balance at June 30, 2008	530	$5	56,016,154	$560,162	$—	$22,546	$(15,173,841)	$(14,591,128)

CERTIFIED DIABETIC SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

SIX MONTHS ENDED JUNE 30, 2009

(Unaudited)	Series B Preferred Stock		Common Stock		Additional Paid-In Capital	Common Stock Subscribed	Accumulated Deficit	Total Stockholders’ Deficit
	Number of Shares	Amount	Number of Shares	Amount

Balance at January 1, 2009	203	$2	56,670,154	$566,702	$—	$90,756	$(17,936,821)	$(17,279,361)

Exercise of warrants	—	—	3,915,067	39,151	167,126	—	—	206,277

Preferred stock dividends	—	—	—	—	(167,126)	—	(285,712)	(452,838)

Net income	—	—	—	—	—	—	6,331,008	6,331,008

Balance at June 30, 2009	203	$2	60,585,221	$605,853	$—	$90,756	$(11,891,525)	$(11,194,914)

The accompanying notes are an integral part of the consolidated financial statements.

CERTIFIED DIABETIC SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2009	2008
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$6,331,008	$(1,792,107)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Derivative fair value adjustments	(6,911,560)	392,767
Bad debt expense	189,160	82,688
Depreciation and amortization	167,464	134,714
Settlements and extinguishment gains	(12,846)	(23,014)
Changes in operating assets and liabilities:
Accounts receivable	(233,858)	(490,804)
Inventories	37,303	(95,879)
Advances	(3,711)	(158,922)
Prepaid expenses	(32,582)	(45,217)
Other assets	18,262	(88,677)
Accounts payable	454,843	33,194
Accrued expenses and other liabilities	75,305	(23,057)

Net change in operating assets and liabilities	315,563	(869,362)

Net cash flows from operating activities	78,788	(2,074,314)

Cash flows from investing activities:
Purchases of property and equipment	(81,865)	(76,970)
Purchase of Diabetic Plus, Inc.	—	(1,807,600)

Net cash flows from investing activities	(81,865)	(1,884,570)

Cash flows from financing activities:
Payments on capital lease obligations	(32,385)	(32,583)
Proceeds from long-term debt	4,977	10,657
Payment of dividends on preferred stock	(3,120)	(21,241)
Payments on long-term debt	(1,615)	(103,770)
Net proceeds from sale of common stock		105,328
Net proceeds from issuance of preferred stock and warrants (net of direct costs of $580,000)	—	5,420,000

Net cash flows from financing activities	(32,143)	5,378,391

Net change in cash and cash equivalents	(35,220)	1,419,507

Cash and cash equivalents at beginning of the period	45,946	25,160

Cash and cash equivalents at end of the period	$10,726	$1,444,667

The accompanying notes are an integral part of the consolidated financial statements.

CERTIFIED DIABETIC SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Six Months Ended June 30,
	2009	2008
	(Unaudited)	(Unaudited)
Supplemental disclosure of cash flow information:

Interest paid in cash	$13,487	$21,357

Income taxes paid in cash	$—	$—

Non-cash investing and financing activities:

Property and equipment purchased under leasing arrangements	$41,234	$68,025

Issuance of warrants to purchase 1,500,000 shares of common stock in connection with the DPI acquisition (Note 2)	$—	$41,550

Accrued dividends preferred stock	$449,718	$303,638

Financing costs on Series D Preferred Financing paid with warrants	$—	$620,880

The accompanying notes are an integral part of the consolidated financial statements.

CERTIFIED DIABETIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION, ORGANIZATION AND NATURE OF BUSINESS:

Basis of presentation:

The accompanying unaudited consolidated financial statements as of June 30, 2009 and for the three and six months ended June 30, 2009 and 2008 are unaudited, but have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes that would be presented in annual financial statements. However, the unaudited consolidated financial information included in this report includes all adjustments which are, in the opinion of management, necessary to fairly present the consolidated financial position and the consolidated results of operations for the interim periods presented. The operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results for the year ending December 31, 2009. The condensed consolidated financial statements included in this report should be read in conjunction with management’s discussion and analysis and the consolidated financial statements for the years ended December 31, 2008 and 2007, and notes thereto.

Nature of business:

Certified Diabetic Services, Inc. (the “Company” or “We” or “Our”) was organized as a Delaware corporation in May 1997 and operates as a holding company. Through our wholly-owned subsidiary, Certified Diabetic Supplies, Inc., a Delaware corporation (“CDS Supplies”), we are a national direct-to-consumer mail-order distributor of diabetic testing and medical supplies to over 24,000 diabetic customers in the United States. These supplies include home blood glucose monitors, test strips, control solution, lancets and lancing devices used for testing the blood sugar levels of diabetics, as well as insulin and syringes. Our sales revenues are primarily generated from reimbursements by Medicare, private insurance carriers, and pharmacy benefit management companies. We have increased our customers through contracts with preferred provider organizations, third-party health plan administrators, self-insured plans, managed-care programs and other similar groups (all referred to, collectively, as “Groups”). Pursuant to these contracts, we provide diabetes test products to participants in or members of Groups at a specified price or reimbursement formula. We are also engaged in the marketing and mail order sale of durable medical equipment, primarily diabetic supplies through our wholly-owned subsidiary, CDS Supplies. As a registered Medicare supplier, CDS Supplies is permitted to invoice Medicare directly for diabetic supplies shipped to Medicare patients. CDS Supplies also accepts Medicaid and private insurance payments.

We have three other wholly-owned subsidiaries, CDS Medical Supply, Inc. (“Medicalco”), CDS Health Management, Inc. (“Healthco”) and CDS Pharmacies, Inc. (“Pharmacies”). Medicalco was formed for the purpose of entering into contracts with preferred provider organizations, third-party health plan administrators, self insured plans, managed care programs and other similar groups, through which Medicalco would receive the right to supply (in some cases on an exclusive or preferred basis) medical equipment and products of the types sold by the Company to participants in such programs or groups. Healthco was formed for the purpose of supplying customers covered by health insurance with Blue Cross and Blue Shield with medical supplies. Additionally, the Company formed Pharmacies in August of 2006. Pharmacies was formed to provide diabetes testing supplies and medications to patients through pharmacy benefit plans and Medicare.

Liquidity and management’s plans:

We incurred cumulative operating losses in recent years and have a working capital deficiency of $5,035,224 at June 30, 2009. These conditions raise substantial doubt surrounding our ability to continue as a going concern for a reasonable period. Our management is executing certain plans, including raising capital and curtailing costs, to alleviate the negative trends and conditions described above. There can be no assurances that our management will be successful in raising additional capital based upon reasonable terms and rates, if at all, or that sufficient levels of cost reductions can be achieved. Our ability to continue as a going concern is dependent on our ability to raise additional capital. Ultimately, our ability to continue as a going concern is dependent upon the achievement of profitable operations. The accompanying financial statements do not include any adjustments that arise from this uncertainty.

CERTIFIED DIABETIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – PURCHASE OF DIABETIC PLUS, INC.:

On February 5, 2008, we (through our wholly-owned subsidiary, Diabetic Plus Acquisition, Inc.) completed the acquisition of substantially all of the assets, tangible and intangible, except that we did not acquire accounts receivable, of Diabetic Plus, Inc. (“DPI”), which was engaged in the marketing and distribution of diabetic products through an Internet-based member patient ordering system. We did not assume any liabilities. We acquired DPI for two principal reasons. First, the assets that we acquired included a revenue-generating customer list that would serve to increase our product sales. Second, the DPI acquisition allows us to rapidly enter Internet-based sales platforms that will be used to promote DPI products, our existing products and other offerings that we may develop in future periods. The purchase price for the DPI assets amounted to $1,697,343, which was paid in cash of $1,655,793 and warrants to purchase 1,500,000 shares of our common stock (over a period of three years following the purchase, at a strike price of $0.14) that had a fair value of $41,550, using the Black Scholes Merton valuation technique (significant assumptions: trading market value-$0.13; term-term to maturity, or three years; volatility-132.88%, which is our historical trading volatility; risk-free rate-2.08%, which is the yield on zero coupon government securities with remaining terms of three years). We also issued a Non-Negotiable Non-Interest Bearing Promissory Note in the original principal amount of $763,102 (the “Note”) to DPI, however, due to DPI’s breach of numerous representations and warranties in the purchase agreement, we exercised our contractual set-off right contained in the Note and purchase agreement. Please see the section entitled “Legal Proceedings” related to litigation that subsequently arose as a result of this acquisition. We also incurred direct, incremental expenses of $151,807 related to the purchase, which principally related to legal and broker fees. There are no components of the purchase price that are contingent in nature.

We have accounted for our purchase of DPI as a purchase business combination under Statements of Financial Accounting Standards No. 141 Business Combinations (“SFAS 141”). We are the accounting acquirer in this purchase business combination because we did not exchange our equity securities, our management succeeds as management of the combined companies, our directors succeed as the governance body of the combined companies, and there are no minority or other interests in the assets that we acquired. We have allocated our aggregate purchase price of $1,807,600 to the assets acquired based upon their relative fair values. Since the relative fair values exceeded our purchase price (i) no goodwill arose from our purchase and (ii) the discount was allocated only to the long-lived assets based upon their relative fair values in accordance with the requirements of SFAS 141. The following table illustrates our allocation:

	Estimated Life	Fair Values	Allocated Values
Assets acquired:
Patient list	10	$2,542,862	$1,796,802
Property and equipment	*	34,813	24,030
Non-competition agreements	2	28,975	20,000
Inventories		8,318	8,318

		$2,614,968	$1,849,150

*	We have used lives consistent with our policies which are reasonable approximations of the remaining lives of these tangible assets.

The operations arising from the DPI purchase are included in our operations commencing with the date of acquisition, which was February 5, 2008. The following table illustrates the unaudited pro forma effects on our operations of DPI as if it had been acquired at the beginning of our quarterly period ended June 30, 2008.

Six Months Ended June 30, 2008
Product sales	$4,045,780
Net loss	(1,832,478)
Loss applicable to common stockholders	(9,049,425)
Loss per common share—basic and diluted	(0.17)

Unaudited pro forma information is not necessarily indicative of the results that would have been achieved had we completed the purchase of DPI at the beginning of our year ended December 31, 2008.

CERTIFIED DIABETIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – PROPERTY AND EQUIPMENT:

Property and equipment consisted of the following at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008

Computer equipment and software	$1,071,087	$997,972
Furniture, fixtures and office equipment	447,172	501,593
Machinery and equipment	64,869	68,758
Leasehold improvements	152,559	150,592

	1,735,687	1,718,915
Accumulated depreciation and amortization	(647,676)	(685,187)

	$1,088,011	$1,033,728

Depreciation expense amounted to $68,816 and $41,035 for six months ended June 30, 2009 and 2008, respectively.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets consisted of the following at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008

Patient list	$1,796,802	$1,796,802
Non-competition agreement	20,000	20,000

	1,816,802	1,816,802
Accumulated depreciation and amortization	(268,657)	(170,008)

	$1,548,145	$1,646,794

Amortization expense amounted to $98,648 and $93,679 during the six months ended June 30, 2009 and 2008 respectively.

Patient lists are being amortized over an estimated life of 10 years. The non-competition agreement is being amortized over 2 years. We developed our estimates of useful lives applying the guidance of Statements of Financial Accounting Standards No. 142 Intangible Assets (“SFAS 142”). A life of 10 years was established for customer lists because we have concluded, based upon all facts and circumstances, including actual attrition rates, that the Company will derive a benefit for that period. A life of 2 years was established for the non-competition agreement based upon the contractual term. Useful lives are subject to periodic evaluation if circumstances should change. Changes in lives, if ever, will be accounted for prospectively. The weighted average life of our intangible assets at June 30, 2009 is 9.57.

Estimated future amortization expense for each period ending is as follows:

Amortization
Six months ending December 31, 2009	$136,644
Year ending December 31:
2010	176,358
2011	175,525
2012	175,525
2013	175,525
2014	175,525
Thereafter	533,043

$1,548,145

CERTIFIED DIABETIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – LONG-TERM DEBT:

Long-term debt consisted of the following at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008

Non-interest bearing note payable to vendor, due on June 30, 2009 pursuant to a settlement arrangement during the current fiscal quarter	$41,407	$54,253
Notes payable under vendor credit agreement that provides for 2.3% interest and is due on demand	21,689	18,327

	63,096	72,580
Less current maturities	(63,096)	(72,580)

	$—	$—

We have been engaged in the restructuring of certain of our liabilities and debt arrangements. During the six months ended June 30, 2009 and 2008, we obtained settlement relief related to our long-term debt in the amounts of $12,846 and $23,014, respectively. These amounts were recorded as settlement gains in the accompanying financial statements. There can be no assurances that we will be successful in further restructuring of our liabilities.

NOTE 6 – STOCKHOLDERS EQUITY (DEFICIT):

Stock Option Plans:

1997 Incentive Plan: The purpose of our 1997 Stock Option Plan is to advance the interests of the Company and our shareholders by providing incentives to certain of our employees and other key individuals who perform services for us, including those who contribute significantly to the strategic and long-term performance objectives and growth of our Company. The 1997 Incentive Plan is administered by our board of directors or by one or more committees appointed by the board of directors (the “Plan Administrator”). The Plan Administrator has the power to interpret the 1997 Incentive Plan and to prescribe rules, regulations and procedures in connection with the operations of the 1997 Incentive Plan.

The 1997 Incentive Plan provides for the granting of several types of awards, including stock options, performance grants and other awards deemed by the Plan Administrator to be consistent with the purposes of the 1997 Incentive Plan. Awards may be granted alone, or in conjunction with one or more other awards, as determined by the Plan Administrator.

We adopted the 1997 Incentive Plan in connection with the reorganization of the Company in August 1997, pursuant to which we changed our state of incorporation from Florida to Delaware. The 1997 Incentive Plan was amended in September 1997, after completion of the reorganization, to increase the number of shares of common stock reserved for issuance there under from 5,000,000 to 8,000,000. Currently a maximum of Eight Million (8,000,000) shares of common stock have been authorized to be issued under the 1997 Incentive Plan in connection with the grant of awards, subject to adjustment for corporate transactions, including, without limitation, any stock dividend, forward stock split, reverse stock split, merger or recapitalization.

CERTIFIED DIABETIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – STOCKHOLDERS EQUITY (DEFICIT) (CONTINUED):

Stock Option Plans:

The Plan Administrator has exclusive discretion to select to whom awards will be granted; to determine the type, size, terms and conditions of each award; to modify or waive, within certain limits, the terms and conditions of any award; to determine the time when awards will be granted; to establish performance objectives; to prescribe the form of documents representing awards under the 1997 Incentive Plan; and to make all other determinations which it deems necessary, advisable or desirable in the interpretation and administration of the 1997 Incentive Plan. At the discretion of the Plan Administrator, awards may be made under the 1997 Incentive Plan in assumption of, or in substitution for, outstanding awards previously granted by us, any predecessor or a company acquired by us or with which it combines. The Plan Administrator has the authority to administer and interpret the 1997 Incentive Plan, and its decisions are final, conclusive and binding. We intended that all of its employees and directors would be eligible to participate in the 1997 Incentive Plan.

2007 Long Term Incentive Plan: The purpose of our 2007 Long Term Incentive Plan is to advance the interests of the Company and our shareholders by providing incentives to certain of its employees and other key individuals who perform services for us, including those who contribute significantly to the strategic and long-term performance objectives and growth of the Company. The 2007 Incentive Plan is administered by a committee (the “Committee”) appointed by the board of directors. The Committee has the power to interpret the 2007 Incentive Plan and to prescribe rules, regulations and procedures in connection with the operations of the 2007 Incentive Plan. The Committee may delegate administrative responsibilities under the 2007 Incentive Plan to any officer or officers of our Company, except for the power to amend the 2007 Incentive Plan and except for determinations regarding employees who are subject to Section 16 of the Securities Exchange Act of 1934, and except as may otherwise be required under applicable listing standards for an exchange on which common stock may be listed.

The 2007 Incentive Plan provides for the granting of several types of awards, including stock options, performance grants and other awards deemed by the Committee to be consistent with the purposes of the 2007 Incentive Plan. Awards may be granted alone, or in conjunction with one or more other awards, as determined by the Committee.

The 2007 Incentive Plan was effective as of December 31, 2006, and was approved by our shareholders at the 2007 annual meeting of shareholders. A maximum of seven million five hundred thousand (7,500,000) shares of common stock has been authorized to be issued under the 2007 Incentive Plan in connection with the grant of awards, subject to adjustment for corporate transactions, including, without limitation, any stock dividend, forward stock split, reverse stock split, merger or recapitalization. Of this amount, no more than two million (2,000,000) shares of common stock may be issued as incentive stock options. Common stock issued under the 2007 Incentive Plan may be either newly issued shares, treasury shares, reacquired shares or any combination thereof. If common stock issued as restricted stock, restricted stock units or otherwise subject to repurchase or forfeiture rights is reacquired by us pursuant to such rights, or if any award is cancelled, terminates, or expires unexercised, the common stock which would otherwise have been issuable pursuant to such awards will be available for issuance under new awards.

The Committee has exclusive discretion to select to whom awards will be granted; to determine the type, size, terms and conditions of each award; to modify or waive, within certain limits, the terms and conditions of any award; to determine the time when awards will be granted; to establish performance objectives; to prescribe the form of documents representing awards under the 2007 Incentive Plan; and to make all other determinations which it deems necessary, advisable or desirable in the interpretation and administration of the 2007 Incentive Plan. At the discretion of the Committee, awards may be made under the 2007 Incentive Plan in assumption of, or in substitution for, outstanding awards previously granted by us, any predecessor or a company acquired by us or with which it combines. The Committee has the authority to administer and interpret the 2007 Incentive Plan, and its decisions are final, conclusive and binding. We anticipate that all of our employees and directors will be eligible to participate in the 2007 Incentive Plan.

CERTIFIED DIABETIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – STOCKHOLDERS EQUITY (DEFICIT) (CONTINUED):

Stock Option Plans:

Stock option activity for the years ended December 31, 2008 and 2007 and the six months ended June 30, 2009 is as follows:

	Common Shares Linked to Options	Range of Strike Price

Outstanding at January 1, 2007	8,525,000	$0.17
Granted	2,885,000	0.18
Exercised	—	—
Expired	—	—

Outstanding at December 31, 2007	11,410,000	0.17—0.18
Granted	350,000	0.20
Exercised	—	—
Expired or cancelled	(50,000)	(0.17)

Outstanding at December 31, 2008	11,710,000	0.17—0.20
Granted	—	—
Exercised	—	—
Expired	—	—

Outstanding at June 30, 2009	11,710,000	$0.17—0.20

Exerciseable at June 30, 2009	11,710,000

We granted no stock options during the six months ended June 30, 2009 or 2008.

When we account for awards of stock options, fair values are determined using the Black-Scholes-Merton valuation technique. Significant assumptions are determined as follows: Trading market values—we use our published trading market values; Term—we use the remaining contractual term of the warrant; Volatility—we use our historical trading volatility for periods consistent with the remaining terms; and Risk-free rate—we use yields on zero coupon government securities with remaining terms consistent with the remaining terms of the warrants.

CERTIFIED DIABETIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – STOCKHOLDERS EQUITY (DEFICIT):

Warrants:

Warrants outstanding have been issued to purchase common stock at prices ranging from $0.05 to $0.15 per share and expire between September 2010 and November 2011. Warrant activity for the years ended December 31, 2008 and 2007 and the six months ended June 30, 2009 is as follows:

	Common Shares Linked to Warrants	Weighted Average Strike Price

Outstanding at January 1, 2007	3,036,800	$0.05
Issued	58,400,000	0.15
Exercised	—	—
Expired	—	—

Outstanding at December 31, 2007	61,436,800	0.12
Issued	88,900,000	0.12
Exercised	(2,920,000)	(0.05)
Expired or cancelled	—	—

Outstanding at December 31, 2008	147,416,800	0.13
Issued	—	—
Exercised	(8,558,400)	(0.07)
Expired	—	—

Outstanding at June 30, 2009	138,858,400	$0.13

Exerciseable at June 30, 2009	138,858,400

We issued no warrants during the three months ended June 30, 2009. During the three months ended June 30, 2008, we issued warrants to investors and brokers that are linked to an aggregate of 87,400,000 shares of our common stock. See Note 7 for information regarding our financing arrangements and our valuation of the warrants. We also issued warrants that are linked to an aggregate of 1,500,000 shares of our common stock to the seller in the DPI purchase transaction. See Note 2 for information regarding our purchase of DPI and our valuation of the warrants.

During the six months ended June 30, 2009, investors exercised an aggregate of 8,558,400 warrants on a cash-less basis that was provided for in the warrant agreements and resulted in the issuance 3,915,067 shares of our common stock. Of the warrants exercised, an aggregate of 8,500,000 were classified in liabilities at the time of exercise. Accordingly, on the date of exercise these warrants were first remeasured at fair value (amounting to $206,277) with a charge to our income and then reclassified to stockholders’ equity. During the year ended December 31, 2008, an aggregate of 2,920,000 warrants were exercised, some of which on a cashless basis as provided in the warrant agreements, resulting in the issuance of 2,319,704 shares of our common stock.

Series B Convertible Preferred Stock:

In January 2005, we commenced a private placement of equity securities up to a maximum of 100 units. Each unit consisted of 75,000 shares of common stock and 25 shares of Series B Preferred Stock. During that year, thirty-six units were sold (2,700,000 shares of common stock and 900 shares of Series B Preferred Stock). The Series B Preferred has a stated value of $1,000 per share and provides for an 8% cumulative dividend, subject to Board declaration. Each share of Series B Preferred is convertible into 2,000 shares of common stock at a fixed conversion rate $.50 per share based upon the stated value; however, the conversion feature expired on July 31, 2008. The Series B Preferred shares are redeemable by the Company solely at its option at the stated value, plus any dividends in arrears; however, this feature was not effective until after July 31, 2008. The Series B Preferred stock is otherwise not redeemable for cash for any reasons not within our control. Accordingly, this security is classified in stockholders’ equity. During the year ended December 31, 2008, investors converted 398 shares of Series B Preferred stock at the fixed conversion price resulting in the issuance of 796,000 shares of common stock. As of December 31, 2008, we have 203 shares of Series B Preferred Stock outstanding that is no-longer convertible into common.

During the six months ended June 30, 2008, 71 shares of Series B Preferred Stock were converted into 142,000 shares of common stock. This conversion was completed under the standard terms of the Certificate of Designations underlying our Series B Preferred Stock.

CERTIFIED DIABETIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – REDEEMABLE PREFERRED STOCK:

We are authorized to designate and issue up to 10,000,000 shares of $0.01 par value preferred stock. As of June 30, 2009 and December 31, 2008, our issued and outstanding redeemable preferred stock consisted of the following:

	June 30, 2009	December 31, 2008

Series C Convertible Preferred Stock, par value $0.01, stated value $1.00, 2,750,000 shares designated, issued and outstanding (Liquidation Preference $2,750,000)	$2,750,000	$2,750,000
Series D Convertible Preferred Stock, par value $0.01, stated value $1.00, 6,000,000 shares designated, issued and outstanding (Liquidation Preference $6,000,000)	6,000,000	6,000,000

	$8,750,000	$8,750,000

Description of the Series C Convertible Preferred Stock:

Our Series C Convertible Preferred Stock (“Series C Preferred”) is preferred as to shareholder distributions in the event of liquidation in an amount equal to its stated value plus any dividends accrued or in arrearage. The Series C Preferred votes with the common shareholders on an if-converted basis (however, the holders of our Series C Preferred Stock may only vote that number of shares of common stock that it may acquire in accordance with the contractual limitations contained in the Certificate of Designations, Preferences and Rights limiting the holder from beneficially owning more than 4.99% of the Company, or 2,827,840 votes at December 31, 2008 and 2007), and provides for cumulative dividends at 10% of the stated value, payable semi-annually in March and October, whether or not declared. Dividends may be paid only from legally-available funds in cash, or in common shares at a 10% discount to the five day, volume weighted trading price, at our option. However, we may only pay dividends in common shares if there is an effective registration statement covering the shares. The Series C Preferred is convertible into common shares at a conversion price of $0.05 per common share based upon the stated value. The conversion price is subject to adjustment for down-round, anti-dilution protection. Accordingly, if we sell common stock or common share indexed financial instruments below $0.05, the Series C Preferred conversion price adjusts to that lower amount. The Series C Preferred conversion price is also subject to adjustment for tradition equity restructuring and reorganizations.

Our Series C Preferred is contingently redeemable at the option of the investor for the stated value, plus cumulative, unpaid dividends. Pursuant to these redemption provisions, the investor may redeem the Series C Preferred stock upon the occurrence of (i) a significant merger or change in control that results in our current shareholders possessing less than 66% of the combined voting common stock, (ii) our inability to have sufficient available common stock necessary to provide for the investors’ conversion of the Series C Preferred into common stock, or (iii) our filing of protection under bankruptcy laws or any monetary judgment is entered against the Company for an amount greater than $100,000, which judgment remains unvacated for a period of more than thirty-days. The Certificate of Designation does not provide for redemption of the Series C Preferred under circumstances other than those referred to above.

Description of the Series D Convertible Preferred Stock:

Our Series D Convertible Preferred Stock (“Series D Preferred”) is preferred as to shareholder distributions in the event of liquidation in an amount equal to its stated value plus any dividends accrued or in arrearage. The Series D Preferred votes with the common shareholders on an if-converted basis (80,000,000 votes at December 31, 2008), and provides for cumulative dividends at 10% of the stated value, payable semi-annually in March and October, whether or not declared. Dividends may be paid only from legally-available funds in cash, or in common shares at a 10% discount to the five day, volume weighted trading price, at our option. However, we may only pay dividends in common shares if there is an effective registration statement covering the shares. The Series D Preferred is convertible into common shares at a conversion price of $0.075 per common share based upon the stated value. The conversion price is subject to adjustment for down-round, anti-dilution protection. Accordingly, if we sell common stock or common share indexed financial instruments below $0.075, the Series D Preferred conversion price adjusts to that lower amount. The Series D Preferred conversion price is also subject to adjustment for tradition equity restructuring and reorganizations.

CERTIFIED DIABETIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – REDEEMABLE PREFERRED STOCK (CONTINUED):

Our Series D Preferred is contingently redeemable at the option of the investor for the stated value, plus cumulative, unpaid dividends. Pursuant to these redemption provisions, the investor my redeem the Series D Preferred stock upon the occurrence of (i) a significant merger or change in control that results in our current shareholders possessing less than 66% of the combined voting common stock, (ii) our inability to have sufficient available common stock necessary to provide for the investors’ conversion of the Series D Preferred into common stock, or (iii) our filing of protection under bankruptcy laws or any monetary judgment is entered against the Company for an amount greater than $100,000, which judgment remains unvacated for a period of more than thirty-days. The Certificate of Designation does not provide for redemption of the Series D Preferred under circumstances other than those referred to above.

Sales of the Series C Preferred and Series D Preferred:

On September 17, 2007, we sold 2,750,000 shares of Series C Preferred and warrants to purchase 50,000,000 shares of our common stock for $2,750,000 (net cash proceeds of $2,480,000). The number of common shares indexed to the embedded conversion feature amount to 55,000,000. In connection with this sale, we issued placement agents warrants to purchase 8,400,000 shares of our common stock that had a fair value of $471,280.

On February 5, 2008, we sold 4,000,000 shares of Series D Preferred and warrants to purchase 50,000,000 shares of our common stock for $4,000,000 (net cash proceeds of $3,630,000). The number of common shares indexed to the embedded conversion feature amount to 53,333,333. In connection with this sale we issued placement agent warrants to purchase 8,266,667 shares of our common stock that had a fair value of $345,573.

On June 24, 2008, we sold 2,000,000 shares of Series D Preferred and warrants to purchase 25,000,000 shares of our common stock for $2,000,000 (net cash proceeds of $1,790,000. The number of common shares indexed to the embedded conversion feature amount to 26,666,667. In connection with this sale we issued placement agent warrants to purchase 4,133,333 shares of our common stock that had a fair value of $275,307.

Details of the warrants issued in the above transactions are as follows:

	Indexed Common Shares	Strike Price	Term in Years
September 17, 2007 Financing:
Investor Tranche 1	25,000,000	$0.10	3
Investor Tranche 2	25,000,000	0.15	5

	50,000,000

February 5, 2008 Financing:
Investor Tranche 1	25,000,000	0.125	3
Investor Tranche 2	25,000,000	0.15	5

	50,000,000

June 24, 2008 Financing:
Investor Tranche 1	12,500,000	0.125	3
Investor Tranche 2	12,500,000	0.150	5

	25,000,000

Total investor warrants issued	125,000,000

CERTIFIED DIABETIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – REDEEMABLE PREFERRED STOCK (CONTINUED):

Details of the warrants issued in the above transactions are as follows (continued):

	Indexed Common Shares	Strike Price	Term in Years
September 17, 2007 Financing:
Placement Agent Tranche 1	4,400,000	$0.05	3
Placement Agent Tranche 2	2,000,000	0.10	3
Placement Agent Tranche 3	2,000,000	0.15	5

	8,400,000

February 5, 2008:
Placement Agent Tranche 1	4,266,667	0.075	3
Placement Agent Tranche 2	2,000,000	0.125	3
Placement Agent Tranche 3	2,000,000	0.15	5

	8,266,667

June 24, 2008:
Placement Agent Tranche 1	2,133,333	0.075	3
Placement Agent Tranche 2	1,000,000	0.125	3
Placement Agent Tranche 3	1,000,000	0.15	5

	4,133,333

Total placement agent warrants	20,800,000

In all instances, the strike price of the warrants issued is subject to adjustment for down-round, anti-dilution protection. Accordingly, if we sell common stock or common share indexed financial instruments below the strike prices listed above, the strike price of the related warrant adjusts to that lower amount. In addition, in all instances, the underlying warrant agreements provide a Fundamental Transaction provision where, in the event that the Company (i) merges or consolidates, (ii) sells all or substantially all of its assets, (iii) completes a tender offer, or (iv) effects the reclassification or conversion of the common stock for cash or other assets, then, the warrant holder would have the right to redeem the warrant for either (a) the number of shares of any successor company that the warrant holder would have been entitled to on an if-exercised basis, or (b) the amount of cash or other assets equal to the warrant value on the date of the Fundamental Transaction determined using the Black-Scholes-Merton option pricing model.

Accounting for the financing arrangements:

We have evaluated the Series C Preferred and the Series D Preferred issued in the above financing transactions for purposes of classification under Statement of Financial Accounting Standard No. 150 Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (SFAS 150) and EITF D-98 Classification and Measurement of Redeemable Securities (EITF D-98). Generally, SFAS 150 requires freestanding financial instruments that are issued in the form of shares and that are unconditionally redeemable on a fixed or determinable date and contracts that require the issuer to repurchase its own shares or that are indexed to such an obligation to be classified as liabilities. The Series C Preferred and the Series D Preferred do not have a stated redemption date and the redemption features, discussed in the descriptions above, are conditional in nature. Therefore, the Series C Preferred and the Series D Preferred did not fall within the scope of SFAS 150 for purposes of liability classification. However, EITF D-98 sets forth a broader definition of redeemable that provides for the classification outside of stockholders’ equity those instruments that are redeemable upon events not solely within the Company’s control. EITF D-98 explicitly provides that redemption in the event of a change in control, which is a condition of both the Series C Preferred and Series D Preferred, result in classification outside of stockholders’ equity. Accordingly, the Series C Preferred and Series D Preferred have been classified in the mezzanine section on the accompanying consolidated balance sheet.

CERTIFIED DIABETIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – REDEEMABLE PREFERRED STOCK (CONTINUED):

We have also evaluated the warrants for purposes of classification under SFAS 150. In addition to conditions for liability classification under SFAS 150, described in the preceding paragraph, the FASB provided in FASB Staff Position FSP 150-1 that financial instruments, including warrants, that contain a written put option, require liability classification even if the put feature is conditional on a defined contingency. We concluded that the fundamental transaction provision, described above, wherein certain events may require the Company to redeem the warrants for cash based upon their calculated fair value, constitute such a put and cause the warrants to be classified as liabilities. As derivative liabilities, the warrants are initially and subsequently carried at fair value under SFAS 133, with changes in fair value recorded in income (loss).

As provided in the descriptions of the Series C Preferred and Series D Preferred, each of these financial instruments embodies a conversion option and certain other features (redemption features) that meet the definition of derivatives under SFAS 133. Generally, SFAS 133 provides that embedded derivatives that are not clearly and closely related to the host contract, in terms of the types of risks associated with each, require bifurcation and recognition in liabilities at fair value.

In order to make the determination regarding whether the embedded features are or are not clearly and closely related to the host preferred stock, we were first required to evaluate each of the Series C Preferred and Series D Preferred hybrid contracts to determine whether they are more akin to an equity instrument or a debt instrument in terms of their overall characteristics and risks. This evaluation was performed under the guidance of EITF D-109 Determining the Nature of a Host Contract Related to a Hybrid Financial Instrument Issued in the Form of a Share under FASB Statement No. 133 (EITF D-109), which generally provides that the nature of the hybrid contract should be based upon the economic considerations and risks of all of the features. Significant features of the hybrid contracts that indicated the Series C Preferred and Series D Preferred were equity in nature included (i) the absence of stated maturity or redemption date, and the fact that conditions that may trigger redemption, as discussed in the descriptions of these financial instruments are not probable, (ii) the right to vote with the common stockholders, and (iii) the principle means of settlement being conversion into common stock. Significant features of the hybrid contracts that were indicators of debt-like financial instruments included the (i) the cumulative dividend feature that requires accrual even in the absence of declaration and (ii) protective-type redemption features that trigger in the events of a change in control, bankruptcy or significant judgment. We were required to determine the nature of the contracts based upon both the weight of the indicators as well as how the features interacted in a linear manner. The principal relationship that was considered in a linear manner was the relationship between the redemption features and the cumulative dividend features. Generally, a redeemable instrument with a cumulative dividend feature would be considered more akin to a debt-type instrument. However, in the case of the Series C Preferred and Series D Preferred, there are no stated redemption dates or probable redemption triggering events. Rather, these hybrid contracts are perpetual in nature and, therefore, we consider the cumulative dividend feature as the means for the investors to receive their residual returns on their equity-type investments.

Overall, we concluded that the preponderance of all of the features, including their interaction, cause the Series C Preferred and the Series D Preferred to be more akin to equity. As akin to equity instruments the conversion feature embedded in the Series C Preferred and Series D Preferred do not require bifurcation and classification in liabilities because the equity related risks of the embedded conversion feature are clearly and closely related to the host contract. However, we are required to reevaluate this conclusion when and if facts and circumstances change. Conversely, the redemption features embedded in the Series C Preferred and the Series D Preferred, although improbable of occurrence, have risks that relate to credit risk. These types of risks are not clearly and closely related to the equity host contract and require bifurcation as a compound derivative. As more fully discussed below the value associated with this compound derivative was estimated to be de minimus on each financing date and each reporting date. This estimate is subject to reconsideration at each future reporting date.

CERTIFIED DIABETIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – REDEEMABLE PREFERRED STOCK (CONTINUED):

Based upon the above accounting conclusions and the additional information provided below, the allocation of the basis arising from each of the financing transactions is summarized in the tables below:

September 17, 2007 Series C Preferred and warrant financing:	Proceeds Allocation	Financing Costs Allocation	Deemed Dividend	Total Allocation
Gross proceeds	$2,750,000	$—		$2,750,000
Financing costs paid in cash	—	(270,000)		(270,000)

	2,750,000	(270,000)		2,480,000

Derivative liabilities:
Investor warrants	(2,800,000)	—		(2,800,000)
Agent warrants	—	(471,280)		(471,280)
Compound derivative	—	—		—

Total derivative liabilities	(2,800,000)	(471,280)		(3,271,280)

Redeemable preferred stock:
Series C Preferred Stock	—	—	—	—
Financing costs paid in cash	—	190,548	—	190,548
Financing costs paid with warrants	—	332,598	—	332,598
Deemed dividend	—	—	(3,273,146)	(3,273,146)

Total redeemable preferred stock	—	523,146	(3,273,146)	(2,750,000)

Paid-in-capital (deemed dividend)	—	—	3,273,146	3,273,146

Day-one derivative loss:
Proceeds allocation	50,000	—		50,000
Financing costs paid in cash	—	79,452		79,452
Financing costs paid with warrants	—	138,682		138,682

Day-one derivative loss	50,000	218,134		268,134

	$(2,750,000)	$270,000	—	$(2,480,000)

CERTIFIED DIABETIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – REDEEMABLE PREFERRED STOCK (CONTINUED):

February 5, 2008 Series D Preferred and warrant financing:	Proceeds Allocation	Financing Costs Allocation	Deemed Dividend	Total Allocation
Gross proceeds	$4,000,000	$—		$4,000,000
Financing costs paid in cash	—	(370,000)		(370,000)

	4,000,000	(370,000)		3,630,000

Derivative liabilities:
Investor warrants	(2,245,000)	—	—	(2,245,000)
Agent warrants	—	(345,573)	—	(345,573)
Compound derivative	—	—	—	—

Total derivative liabilities	(2,245,000)	(345,573)	—	(2,590,573)

Redeemable preferred stock:
Series C Preferred Stock	—	—	—	—
Financing costs paid in cash	—	291,508	—	291,508
Financing costs paid with warrants	—	272,263	—	272,263
Deemed dividend	—	—	(4,563,770)	(4,563,770)

Total redeemable preferred stock	—	563,771	(4,563,770)	(4,000,000)

Paid-in capital:
Beneficial conversion feature	(1,755,000)	—	—	(1,755,000)
Deemed dividend	—	—	4,563,770	4,563,770

Total paid-in capital	(1,755,000)	—	4,563,770	2,808,770

Day-one derivative loss:	—	—		—
Financing costs paid in cash	—	78,493		78,493
Financing costs paid with warrants	—	73,310		73,310

Day-one derivative loss	—	151,803		151,803

	$(4,000,000)	$370,000	—	$(3,630,000)

CERTIFIED DIABETIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – REDEEMABLE PREFERRED STOCK (CONTINUED):

June 24, 2008 Series D Preferred and warrant financing:	Proceeds Allocation	Financing Costs Allocation	Deemed Dividend	Total Allocation
Gross proceeds	$2,000,000	$—		$2,000,000
Financing costs paid in cash	—	(210,000)		(210,000)

	2,000,000	(210,000)		1,790,000

Derivative liabilities:
Investor warrants	(1,740,000)	—	—	(1,740,000)
Agent warrants	—	(275,307)	—	(275,307)
Compound derivative	—	—	—	—

Total derivative liabilities	(1,740,000)	(275,307)	—	(2,015,307)

Redeemable preferred stock:
Series C Preferred Stock	—	—	—	—
Financing costs paid in cash	—	159,529	—	159,529
Financing costs paid with warrants	—	209,140	—	209,140
Deemed dividend	—	—	(2,368,669)	(2,368,669)

Total redeemable preferred stock	—	368,669	(2,368,669)	(2,000,000)

Paid-in capital:
Beneficial conversion feature	(260,000)	—	—	(260,000)
Deemed dividend	—	—	2,368,669	2,368,669

Total paid-in capital	(260,000)	—	2,368,669	2,108,669

Day-one derivative loss:	—	—		—
Financing costs paid in cash	—	50,471		50,471
Financing costs paid with warrants	—	66,167		66,167

Total day-one derivative loss	—	116,638		116,638

	$(2,000,000)	$210,000	—	$(1,790,000)

Our approach to the allocation of the proceeds to the financial instruments was to first allocate basis to the derivative investor warrants at their fair values and the residual to the Series C Preferred and the Series D Preferred. Based upon the amount allocated to the Series C Preferred and the Series D Preferred we were required to determine if a beneficial conversion feature is present. A beneficial conversion feature under EITF 98-5 Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (EITF 98-5) represents the intrinsic value in the convertible instrument, adjusted for amounts allocated to other financial instruments issued in the financing. The effective conversion price is calculated as the amount allocated to the convertible instrument divided by the number of shares to which it is indexed. However, a beneficial conversion feature is limited to the basis initially allocated. The following table reflects the components of our calculations:

Financing date:	September 17, 2007	February 5, 2008	June 24, 2008
Proceeds	$2,750,000	$4,000,000	$2,000,000
Investor warrants at fair value	(2,800,000)	(2,245,000)	(1,740,000)

Residual	$(50,000)	$1,755,000	$260,000

Indexed common shares	55,000,000	53,333,333	26,666,667

Effective conversion price	—	0.033	0.01

Trading market value on contract date	—	0.130	0.18

Beneficial conversion feature, gross	—	$5,178,333	$4,540,000

Beneficial conversion feature, limitation	—	$1,755,000	$260,000

CERTIFIED DIABETIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – REDEEMABLE PREFERRED STOCK (CONTINUED):

In the case of the September 17, 2007 Series C Preferred and warrant financing, the fair value of the warrants exceeded the proceeds. Since derivative warrants are initially recorded at fair value, the residual was required to be recorded in expense.

Financing costs paid in warrants, which are recorded at their fair values, and in cash are allocated to the Series C Preferred or Series D Preferred and the investor warrants for each financing arrangement based upon their relative fair values. Amounts allocated using this methodology to the Series C Preferred and Series D Preferred are recorded as a reduction to redeemable preferred stock. Amounts allocated to the derivative investor warrants are charged to expense. On the later, that is due to the fact that financing costs constitute a component of the carrying value of a liability. Since the derivatives must be carried at fair value in liabilities, any financing cost requires immediate expensing.

EITF D-98 provides for redeemable preferred stock to be accreted to its redemption value over the longer of the term to maturity, which is not present in either the Series C Preferred or Series D Preferred, or the date of the first conversion. Since each of the Series C Preferred and Series D Preferred were convertible on the issuance date, the financial instruments were accreted to their redemption amounts, which equal the stated values.

CERTIFIED DIABETIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – REDEEMABLE PREFERRED STOCK (CONTINUED):

Fair Value Disclosures:

SFAS 157 provides requirements for disclosure of liabilities that are measured at fair value on a recurring basis in periods subsequent to the initial recognition. Financial instruments arising from the three preferred stock and warrant financing arrangements that are measured at fair value on a recurring basis are (i) the investor warrants, (ii) the agent warrants and (iii) the compound derivative bifurcated from the Series C Preferred and Series D Preferred, respectively.

Fair values for warrants are determined using the Black-Scholes-Merton valuation technique. Significant assumptions are determined as follows: Trading market values—we use our published trading market values; Term—we use the remaining contractual term of the warrant; Volatility—we use our historical trading volatility for periods consistent with the remaining terms; and Risk-free rate—we use yields on zero coupon government securities with remaining terms consistent with the remaining terms of the warrants. Compound derivative values are determined using future discounted cash flows under multiple, probability weighted outcomes. For purposes of discount rates, we use credit-risk adjusted bond yield curves from publicly available surveys in categories of credit risk (as published by Standard & Poors and Moodys) we consider similar to our credit risk, with is speculative to highly speculative. However, using this approach we concluded that the values associated with the compound derivatives are de minimus on the reporting dates. The following table reflects the fair values of these financial instruments:

	June 30,		Initial
	2009	2008	Recognition
September 17, 2007 financing arrangement:
Investor Tranche 1	$395,000	$752,500	$1,037,500
Investor Tranche 2	682,500	2,115,000	1,762,500
Placement Agent Tranche 1	87,780	246,840	247,280
Placement Agent Tranche 2	23,700	60,200	83,000
Placement Agent Tranche 3	40,950	169,200	141,000
Compound derivatives	—	—	—

Fair values	$1,229,930	$3,343,740	$3,271,280

Income (expense) three months	(833,820)	4,025,500

Income (expense) six months	2,889,060	1,159,060

Significant assumptions (or ranges):
Trading market values (1)	$0.10	$0.19	$0.105
Term (years) (3)	1.22-3.22	2.22-4.22	3.00-5.00
Volatility (1)	149.27%-191.49%	122.99%-141.37%	134.57%-148.61%
Risk-free rate (2)	0.56%-1.64%	2.63%-3.34%	4.11%-4.21%

	December 31,		Initial
	2008	2007	Recognition
September 17, 2007 financing arrangement:
Investor Tranche 1	$1,250,000	$1,550,000	$1,037,500
Investor Tranche 2	2,280,000	2,275,000	1,762,500
Placement Agent Tranche 1	352,440	371,800	247,280
Placement Agent Tranche 2	100,000	124,000	83,000
Placement Agent Tranche 3	182,400	182,000	141,000
Compound derivatives	—	—	—

Fair values	$4,164,840	$4,502,800	$3,271,280

Significant assumptions (or ranges):
Trading market values (1)	$0.20	$0.15	$0.105
Term (years) (3)	1.71-3.71	2.72-4.72	3.00-5.00
Volatility (1)	152.98%-163.91%	133.61%-136.28%	134.57%-148.61%
Risk-free rate (2)	0.76%-1.00%	3.07%-3.45%	4.11%-4.21%

CERTIFIED DIABETIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – REDEEMABLE PREFERRED STOCK (CONTINUED):

	June 30,		Initial
	2009	2008	Recognition
February 5, 2008 financing arrangement:
Investor Tranche 1	$452,500	$845,000	$692,500
Investor Tranche 2	797,500	2,480,000	1,552,500
Placement Agent Tranche 1	—	217,173	165,973
Placement Agent Tranche 2	36,200	67,600	55,400
Placement Agent Tranche 3	63,800	198,400	124,200
Compound derivatives	—	—	—

Fair values	$1,350,000	$3,808,173	$2,590,573

Income (expense) three months	(937,520)	3,681,180

Income (expense) six months	2,653,960	(1,217,600)

Significant assumptions (or ranges):
Trading market values (1)	$0.10	$0.19	$0.13
Term (years) (3)	1.60-3.60	2.60-4.60	3.00-5.00
Volatility (1)	148.30%-182.13%	125.67%-145.04%	132.88%-139.81%
Risk-free rate (2)	1.11%-1.64%	2.91%-3.34%	2.08%-2.66%

	December 31,		Initial
	2008	2007	Recognition
February 5, 2008 financing arrangement:
Investor Tranche 1	$1,125,000	—	$692,500
Investor Tranche 2	2,420,000	—	1,552,500
Placement Agent Tranche 1	273,920	—	165,973
Placement Agent Tranche 2	90,000	—	55,400
Placement Agent Tranche 3	193,600	—	124,200
Compound derivatives	—	—	—

Fair values	$4,102,520	—	$2,590,573

Significant assumptions (or ranges):
Trading market values (1)	$0.20		$0.13
Term (years) (3)	2.10-4.10		3.00-5.00
Volatility (1)	149.53%-151.19%		132.88%-139.81%
Risk-free rate (2)	0.76%-1.55%		2.08%-2.66%

CERTIFIED DIABETIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – REDEEMABLE PREFERRED STOCK (CONTINUED):

	June 30,		Initial
	2009	2008	Recognition
June 24, 2008 financing arrangement:
Investor Tranche 1	$292,500	$511,250	$580,000
Investor Tranche 2	443,750	1,298,750	1,160,000
Placement Agent Tranche 1	—	126,293	136,107
Placement Agent Tranche 2	23,400	40,900	46,400
Placement Agent Tranche 3	35,500	103,900	92,800
Compound derivatives	—	—	—

Fair values	$795,150	$2,081,093	$2,015,307

Income (expense) three months	(503,230)	(65,786)

Income (expense) six months	1,368,540	(65,786)

Significant assumptions (or ranges):
Trading market values (1)	$0.10	$0.19	$0.18
Term (years) (3)	1.98-3.99	2.98-4.99	3.00-5.00
Volatility(1)	145.72%-176.79%	124.80%-142.13%	136.93%-141.71%
Risk-free rate (2)	1.11%-1.64%	2.91%-3.34%	3.14%-3.52%

	December 31,		Initial
	2008	2007	Recognition
June 24, 2008 financing arrangement:
Investor Tranche 1	$591,250	—	$580,000
Investor Tranche 2	1,337,500	—	1,160,000
Placement Agent Tranche 1	142,507	—	136,107
Placement Agent Tranche 2	47,300	—	46,400
Placement Agent Tranche 3	107,000	—	92,800
Compound derivatives	—	—	—

Fair values	$2,225,557	—	$2,015,307

Significant assumptions (or ranges):
Trading market values (1)	$0.20	—	$0.18
Term (years) (3)	2.48-4.48	—	3.00-5.00
Volatility(1)	141.54%-149.75%	—	136.93%-141.71%
Risk-free rate (2)	0.76%-1.55%	—	3.14%-3.52%

Fair value hierarchy:

(1)	Level 1 inputs are quoted prices in active markets for identical assets and liabilities, or derived there from. Our trading market values and the volatilities that are calculated thereupon are level 1 inputs.
(2)	Level 2 inputs are inputs other than quoted prices that are observable. We use the current published yields for zero-coupon US Treasury Securities, with terms nearest the remaining term of the warrants for our risk free rate.
(3)	Level 3 inputs are unobservable inputs. Inputs for which any parts are level 3 inputs are classified as level 3 in their entirety. The remaining term used equals the remaining contractual term as our best estimate of the expected term. The credit-risk adjusted yield utilizes publicly available bond rates and the US Treasury Yields referred to above. However, we do not have a credit-standing and, therefore, we estimate our standing among various reported levels and grades. During all periods we estimated that our standing was in the speculative to high-risk grades (lower C range in the Standard and Poors Rating).

CERTIFIED DIABETIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – REDEEMABLE PREFERRED STOCK (CONTINUED):

SFAS 157 also provides requirements for disclosure of liabilities that are measured at fair value on a non-recurring basis. Financial instruments arising from the three preferred stock and warrant financing arrangements that were measured only on the financing inception date were the Series C Preferred and the Series D Preferred. These fair values were necessary to develop relative fair value calculation for allocations of certain elements of the financing arrangement, principally the direct financing cost allocations. The following table reflects the fair values of these financial instruments:

	Series C Preferred September 17, 2007	Series D Preferred
		February 5, 2008	June 24, 2008
Indexed common shares	55,000,000	53,333,333	26,666,667
Trading market price	0.105	0.13	0.18
Components of fair value:
Common stock equivalent value (1)	5,775,000	6,933,333	4,800,000
Dividend feature (3)	890,334	1,357,634	678,817
Down-round, anti-dilution feature (3)	49,865	46,597	20,983

	6,715,199	8,337,564	5,499,800

Significant assumptions (or ranges):
Horizon for dividend cash flow projection (3)	5.0	5.0	5.0
Credit risk adjusted rates (3)	8.0%	11.5%	10.17%

For purposes of valuing preferred stock, we review all the terms and features and develop an assessment of whether the financial instrument derives its value as a common stock equivalent, a forward contract (enhanced by a conversion option) or a combination of both. We concluded that that the Series C Preferred and the Series D Preferred derived their value principally from their common stock equivalent value because (i) the financial instruments are perpetual in nature and do not have a stipulated maturity date, (ii) the financial instruments are immediately convertible and certain registration rights to the underlying common shares were extended to the investors, and (iii) the negotiated terms, in all instances, resulted in a significant premium above the stated value of the preferred stock. Accordingly, the investor would likely derive greater value from conversion and participation as a common stockholder. Features that incrementally added to this value were the cumulative dividend feature and the down-round, anti-dilution feature, which is effectively a put on the Company’s common enterprise value.

Fair value hierarchy:

(1)	Level 1 inputs are quoted prices in active markets for identical assets and liabilities, or derived there from. Our trading market value is a level 1 inputs.
(2)	None.
(3)	Level 3 inputs are unobservable inputs. Inputs for which any parts are level 3 inputs are classified as level 3 in their entirety. The dividend feature is valued as the present value of cash flow using credit risk adjusted rates. We estimated the horizon for dividend payment at 5.0 years, which is a level 3 input. The credit-risk adjusted yield utilizes publicly available bond rates and the US Treasury Yields referred to above. However, we do not have a credit-standing and, therefore, we estimate our standing among various reported levels and grades. During all periods we estimated that our standing was in the speculative to high-risk grades (lower C range in the Standard and Poors Rating). When and if a down-round financing occurs, the adjustment of the conversion price will have the effect of transferring enterprise value from the common investors to the preferred investors. We estimated the down-round, anti-dilution feature using a probability-weighted decision tree of multiple scenarios of potential future financings at rates lower than the conversion prices.

CERTIFIED DIABETIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – COMMITMENTS AND CONTINGENCIES:

Operating Leases:

We lease our principal operating facility under an arrangement that expires on November 30, 2011. Scheduled lease commitments under this operating lease are as follows:

Amount
Six months ending December 31, 2009	$67,162
Year ending December 31:
2010	187,377
2011	167,801

$422,340

We also rent other facilities and equipment under month to month arrangements. Total rent expense amount to $95,059 and $118,393 during the six months ended June 30, 2009 and 2008, respectively.

Capital Leases:

We have certain equipment leases that have been recorded as capital lease obligations. Scheduled lease commitments under these capital lease arrangements are as follows:

Amount
Six months ending December 31, 2009	$38,491
Year ending December 31:
2010	77,287
2011	69,466
2012	27,267
2013	4,688

217,199
Less amount representing interest	(22,928)

194,271
Current maturities of capital lease obligations	(67,464)

Non-current maturities of capital lease obligations	$126,807

Guarantee of Lease:

Commencing January 1, 2009, we are the guarantor of an unrelated party’s sublease obligations of our former corporate offices. Non-cancellable minimum lease payments under this lease aggregate approximately $584,000 through May 31, 2012. We account for this guarantee under FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), which requires certain guarantees, such as our lease guarantee to be recorded at fair value. Accordingly, on the effective date of our guarantee, we have recorded the fair value of our contingent obligation under this arrangement in the amount of $23,908. We calculated the fair value using future discounted cash flows ($403,000 in the aggregate) under multiple, probability weighted outcomes. Those outcomes include assumptions related the periods of potential default in future periods based upon our views of the credit worthiness of the primary obligor and assumptions related to the potential for further subleasing under various scenarios. For purposes of discount rates, we use credit-risk adjusted bond yield curves from publicly available surveys in categories of credit risk (as published by Standard & Poors and Moodys) we consider similar to our credit risk, with is speculative to highly speculative. Those rates ranged from 15.6% to 21.26% over the period of our contingent commitment. There have been no material changes in the fair value of our liability as of June 30, 2009.

CERTIFIED DIABETIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – COMMITMENTS AND CONTINGENCIES:

Concentrations:

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We maintain our cash on deposit with financial institutions that, from time to time, may exceed federally insured levels. We manage our risk by maintaining accounts with high quality financial institutions. Our accounts receivable are concentrated with third-party health insurance payors. Third party payors are continuously evaluated to minimize our risk associated with this concentration.

The Company is dependent on third-party manufacturers and distributors for all of its diabetic supplies. Two suppliers accounted for 89% and 97% of the Company’s total purchases for the six months ended June 30, 2009 and the year ended December 31, 2008, respectively.

Legal Proceedings:

GLB Closing, Inc. vs. Diabetic Plus, Inc. and Certified Diabetic Services, Inc. On March 25, 2009, GLB Closing, Inc. (“GLB”) filed a complaint in the Circuit Court for Collier County, Florida, Civil Action No. 09-2449-CA naming the Company and its wholly-owned subsidiary, Diabetic Plus, Inc., as defendants. The complaint seeks to recover amounts GLB alleges it is owed (plus interest, costs, and attorney’s fees) under a Non-Negotiable Non-Interest Bearing Promissory Note in the original principal amount of $763,102 (the “Note”) issued by Diabetic Plus to GLB pursuant to an Agreement for Purchase and Sale and Assets (the “Purchase Agreement”) between the parties. The complaint also seeks payment of $254,000 allegedly due under the Purchase Agreement. Diabetic Plus has not paid either amount alleged to be due by GLB due to GLB’s breach of numerous representations and warranties in the Purchase Agreement. On April 14, 2009, Diabetic Plus and the Company filed a Motion to Dismiss the complaint. Diabetic Plus and the Company vigorously oppose the allegations and claims of GLB, and believe that no monies are owed to GLB by either of them.

Based upon evaluation of these contingencies under Statements of Financial Accounting Standards No. 5 Accounting for Contingencies, our management has concluded that the likelihood of an unfavorable outcome to these matters is not probable and accordingly has not accrued for any loss. Our estimates are subject to change. A change, if any, will be accounted for prospectively.

CERTIFIED DIABETIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – INCOME (LOSS) PER COMMON SHARE:

We account for (loss) income per common share in accordance with SFAS No. 128, “Earnings per Share” (“SFAS No. 128”). Basic (loss) income per share represents our income loss applicable to common shareholders divided by the weighted average number of shares of common stock outstanding during each period. It excludes the dilutive effects of potentially issuable common shares such as those related to our convertible preferred stock and warrants, and employee stock options. Diluted (loss) income per share is calculated by including potentially dilutive share issuances in the denominator. For stock options and warrants that are indexed to common stock, we apply the treasury stock method to determine the number of dilutive shares. For convertible instruments, such as our convertible preferred stock, we use the if-converted method. The following table provides the components of the numerator and denominator in our computations:

	Three months ended June 30,
	2009	2008
Numerators:

Net income (loss)	$(2,477,643)	$6,590,648
Adjustments to reconcile net income (loss) to income (loss) applicable to common stockholders:
Preferred stock dividends	(225,229)	(184,056)
Accretion of preferred stock	—	(2,368,669)

Numerator for income (loss) per common share-basic	(2,702,872)	4,037,923
Adjustment for the if-converted method	—	184,056

Numerator for income (loss) per common share-diluted	$(2,702,872)	$4,221,979

Denominators:

Denominator for income (loss) per common share-basic:
Weighted average common shares outstanding	58,627,688	53,260,302
Adjustments:
Preferred stock	(1)	136,060,000
Employee stock options	(1)	1,043,947
Warrants	(1)	491,545
Derivative put warrants	(1)	(1)

Denominator for income (loss) per common share-diluted	58,627,688	190,855,794

(1)	The effects of these equity-linked contracts were excluded from the denominator because the effect was anti-dilutive.

CERTIFIED DIABETIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – INCOME (LOSS) PER COMMON SHARE (CONTINUED):

	Six months ended June 30,
	2009	2008
Numerators:

Net income (loss)	$6,331,008	$(1,792,107)
Adjustments to reconcile net income (loss) to income (loss) applicable to common stockholders:
Preferred stock dividends	(452,838)	(324,879)
Accretion of preferred stock	—	(6,932,439)

Numerator for income (loss) per common share-basic	5,878,170	(9,094,425)
Adjustment for the if-converted method	452,838	—

Numerator for income (loss) per common share-diluted	$6,331,008	$(9,049,425)

Denominators:

Denominator for income (loss) per common share-basic:
Weighted average common shares outstanding	58,627,688	53,260,302
Adjustments:
Preferred stock	135,000,000	(1)
Employee stock options	(1)	(1)
Warrants	333,548	(1)
Derivative put warrants	42,875,000	(1)

Denominator for income (loss) per common share-diluted	236,836,236	53,260,302

CERTIFIED DIABETIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – RECENT ACCOUNTING PRONOUNCEMENTS:

We have reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. We believe that the following impending standards may have an impact on our future filings. Also see Fair Value Measurements, above. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

•

In December 2007, the FASB issued SFAS No. 141(R), ”Business Combinations” (“SFAS No. 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. During our year ended December 31, 2008, we entered into a purchase business combination and may enter into similar arrangements in future periods. Our accounting for any acquisitions commencing on January 1, 2009 will be accounted for under SFAS No. 141(R).

•

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”. This statement amends ARB No. 51 to establish accounting and reporting standards for the Non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 will change the classification and reporting for minority interest and non-controlling interests of variable interest entities. Following the effectiveness of SFAS No. 160, the minority interest and non-controlling interest of variable interest entities will be carried as a component of stockholders’ equity. Accordingly, upon the effectiveness of this statement, we will begin to reflect non-controlling interest in our consolidated variable interest entities as a component of stockholders’ equity. This statement was effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The application of this standard did not have any material effect on our financial statements.

•

In December 2007, the FASB ratified the consensus in EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1). EITF 07-1 defines collaborative arrangements and requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) the other collaborators based on other applicable authoritative accounting literature, and in the absence of other applicable authoritative literature, on a reasonable, rational and consistent accounting policy is to be elected. EITF 07-1 also provides for disclosures regarding the nature and purpose of the arrangement, the entity’s rights and obligations, the accounting policy for the arrangement and the income statement classification and amounts arising from the agreement. EITF 07-1 will be effective for fiscal years beginning after December 15, 2008. The application of this standard did not have any material effect on our financial statements.

•

In March 2008, the FASB” issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. Our derivative disclosure levels in prior and current reporting periods are at a level commensurate with the requirements of this standard.

•

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The Company is required to adopt FSP 142-3 on January 1, 2009. The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. We applied this standard in developing lives for our recent acquisition and will apply in relation to all acquisitions in future periods.

CERTIFIED DIABETIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED):

•

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). FAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect the adoption of SFAS No. 162 will have a material effect on its consolidated financial position, results of operations or cash flows.

•

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. This standard did not have a material effect on our financial statements upon its adoption.

•

In June 2008, the Emerging Issues Task Force issued EITF Consensus No. 07-05 Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock for periods beginning after December 15, 2008. The objective of this Consensus is to provide guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock and it applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative in of Statements of Accounting Standards No. 133 Accounting for Derivative Financial Instruments and Hedging Activities, for purposes of determining whether the financial instrument or embedded feature qualifies for the first part of the scope exception in paragraph 11(a) of Statement 133 (the “Paragraph 11(a) Exemption). This Issue also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock, regardless of whether the instrument has all the characteristics of a derivative in Statement 133, for purposes of determining whether the instrument is within the scope of Issue 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. The Consensus requires the application of a two-step approach that required us to (1) evaluate the instrument’s contingent exercise provisions and (2) evaluate the instrument’s settlement provisions. In connection with our evaluation of this standard, we have determined that there are no other equity-linked contracts, not already classified in liabilities, that would no longer meet the definition of indexed to a Company’s own stock under EITF 07-05.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on our present or future consolidated financial statements.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis should be read in conjunction with our financial statements included elsewhere herein.

Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make significant estimates and judgments that affect the amounts reported in the consolidated financial statements and the accompanying notes. These items are regularly monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. The estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from the estimates.

While all of our accounting policies impact the consolidated financial statements, certain policies are viewed to be critical. Critical accounting policies are those that are both most important to the portrayal of our financial condition and results of operations and that require management’s most subjective or complex judgments and estimates. Management believes the policies that fall within this category are the policies on revenue recognition and accounts receivable and other intangible assets, and amounts reserved for overpayments by Medicare and others.

Revenue Recognition and Accounts Receivable:

We recognize revenue related to product sales to customers who have placed orders upon shipment of such orders, provided that risk of loss has passed to the customer and we have received and verified any written documentation required to bill Medicare, other third-party payers and customers. Revenue is recorded at the amounts expected to be collected from Medicare, other third-party payers, and directly from customers. Revenue recognition is deferred for product shipments for which we have not yet received the required written forms until the period in which those documents are collected and verified.

Revenue related to Medicare reimbursement is calculated based on government-determined reimbursement prices for Medicare-covered items. The reimbursements that Medicare pays us are subject to review by appropriate government regulators. Medicare reimburses at 80% of the government-determined prices for reimbursable supplies, and we bill the remaining balance to either third-party payers or directly to customers.

The valuation of accounts receivable is based upon the credit-worthiness of customers and third-party payers as well as the historical collection experience. Allowances for doubtful accounts are recorded as a selling, general and administrative expense for estimated amounts expected to be uncollectible from third-party payers and customers. We base our estimates on historical collection and write-off experience, current trends, credit policy, and on analysis of accounts receivable by aging category.

Our accounts receivable are generally due from Medicare, private insurance companies, Medicaid and the Company’s customers. The collection process is time-consuming, complex and typically involves the submission of claims to multiple payers whose payment of claims may be contingent upon the payment of another payer. As a result, collection efforts may be active up to 18 months from the initial billing date. In accordance with applicable regulatory requirements, we make reasonable and appropriate efforts to collect our accounts receivable, including deductible and co-payment amounts, in a consistent manner for all payer classes. As of June 30, 2009 and December 31, 2008, allowances for doubtful accounts are based upon increasing percentages of each aging category ranging from 1% for current balances up to 55% for amounts greater than 180 days.

We have identified eight major factors that are reasonable likely to impact our allowance account and net income both in a positive and negative way. The factors that could impact the allowance in a positive way would include the elimination of third party administrating to direct billing to all insurance companies, reduction in regulatory requirements, electronic billing for all secondary claims and faster payment terms by insurance companies. Factors that could impact our allowance in a negative way include increased regulatory requirements, extended payment terms by insurance companies, reduced payments schedules by insurance companies and the general decline of the economy. We have provided eight scenarios in our sensitivity analysis in addition to our historical reporting. We have assumed a 5% increase or decrease for each factor in our table. We have further assumed that each factor will have a cumulative 5% affect on the allowance account. Scenario 1 assumes all four positive factors would be present thus reducing our allowance account to 80% of our historical allowance provision. Scenario 2 assumes three positive factors are present or a 15% reduction. Scenario 3 assumes two positive factors or 10% reduction. Scenario 4 assumes one positive factor or 5% reduction. Scenario 5 assumes one negative factor causing the allowance to increase by 5%. The remaining three scenarios increase by 5%

assuming two, three and four negative factors would be present. We foresee, given the technology advances in medical billing in the last three years, it is reasonable likely that third party administrators could be eliminated and direct billing to insurance companies will become much more prominent in the next two years. Additionally, electronic billing of secondary and Medicaid secondary claims will become standardized similar to electronic primary billing protocols. Faster payment terms or reduced payment schedules most likely will follow regulatory changes both with Medicare and private insurance companies. The general economy remains weak. The economic effect on private insurance companies could force them to extend payment schedules and delay payments to medical supply providers similar to the Company. The Company has recently experienced delayed payments with smaller third party administrators.

Sensitivity Analysis

As of December 31, 2008

Factors that could cause an increase in bad debt allowance:

•	Additional regulatory requirements

•	Economy

•	Reduced payment schedule

•	Extended payment terms

Factors that could cause a decrease in bad debt allowance:

•	Secondary electronic billing

•	Reduction of regulatory requirements

•	Reduction of payment terms

•	Direct billing or elimination TPA’s

	Scenario 1	Scenario 2	Scenario 3	Scenario 4	Historical	Scenario 5	Scenario 6	Scenario 7	Scenario 8
Revenue	$8,755,394	$8,755,394	$8,755,394	$8,755,394	$8,755,394	$8,755,394	$8,755,394	$8,755,394	$8,755,394
Provision	$97,355	$121,694	$143,170	$159,078	$167,450	$175,823	$193,405	$222,416	$266,899
Provision, as a percent	1.1%	1.4%	1.6%	1.8%	1.9%	2.0%	2.2%	2.5%	3.0%
Net Income (Loss) from operations	$(2,531,644)	$(2,555,983)	$(2,577,459)	$(2,593,367)	$(2,601,739)	$(2,610,112)	$(2,627,694)	$(2,656,705)	$(2,701,188)

Our returns and contractual adjustments for the six months ended June 30, 2009 and 2008 were 2.1% and 2.0%, respectively, reflecting an increase of 0.1% from 2009 to 2008. We stabilized our contractual adjustments due to improved billing procedures, designed to minimize contractual allowances by setting rates near our third-party payer rates, and implementing controls that we believe made our billing process much more efficient resulting in a greater likelihood in collecting our accounts receivables. We have reserved total allowances, representing bad debts, returns and contractual allowances of 11.5% and 11.3% of our accounts receivable as of June 30, 2009 and December 31, 2008. The following table details the activity in our accounts receivable valuation reserves for the six months ended June 30, 2009 and the year ended December 31, 2008:

Accounts Receivable Reserve Analysis

Description	Beginning Balance	Provision Current Year	Returns & Allowances Current Year	Returns & Allowances Prior Year	Bad Debts Current Year	Bad Debts Prior Year	Ending Balance

For the six months ending June 30, 2009	$167,450	$287,812	$(56,251)	$(34,100)	$(101,445)	$(87,716)	$175,750

For calendar year ending December 31, 2008	$72,500	$365,897	$(67,902)	$(65,996)	$(122,409)	$(14,640)	$167,450

The Company is a medical supply provider under Medicare Part B and private insurance carriers throughout the United States. Additionally, the Company has a pharmacy that provides medical supplies to patients under both Medicare Part B and pharmacy benefit plans. The Company’s pharmacy processes and adjudicates its claims through pharmacy benefit plans which represent only 2% of the Company’s outstanding accounts receivable. The remaining accounts receivable are all pending approval from Medicare or private insurance carriers. Any amounts that have been reclassified to self-pay from either Medicare or private insurance carriers historically have not been material to the Company.

The following tables detail our gross accounts receivable balances by aging category from the billing date for each payer at June 30, 2009 and December 31, 2008.

Certified Diabetic Services, Inc.

Accounts Receivable Aging

As of June 30, 2009

Payor Category	1-30	31-60	61-90	90-120	Over 120	Total	Percentage of Total
Medicare	$257,746	$27,895	$18,175	$10,771	$104,047	$418,634	27.4%
Percentage of category	61.6%	6.7%	4.3%	2.6%	24.9%	100%
Primary Insurance	$246,142	$28,675	$14,621	$17,841	$51,042	$358,321	23.5%
Percentage of category	68.7%	8.0%	4.1%	5.0%	14.2%	100%
Secondary Insurance	$88,338	$8,867	$8,643	$10,529	$52,392	$168,769	11.0%
Percentage of category	52.3%	5.3%	5.1%	6.2%	31.0%	100.0%
Medicaid	$41,514	$13,810	$12,133	$10,691	$64,059	$142,207	9.3%
Percentage of category	29.2%	9.7%	8.5%	7.5%	45.0%	100.0%
Patient Pay	$77,160	$48,314	$43,066	$43,606	$403,264	$615,410	40.3%

Percentage of category	12.5%	7.9%	7.0%	7.1%	65.5%	100.0%
Total Gross Accounts Receivable	$710,900	$127,561	$96,638	$93,438	$674,804	$1,703,341	111.5%

Less Allowance						$(175,750)	11.5%

Net Accounts Receivable						$1,527,591	100%

Certified Diabetic Services, Inc.

Accounts Receivable Aging

As of December 31, 2008

Payor Category	1-30	31-60	61-90	90-120	Over 120	Total	Percentage of Total
Medicare	$384,047	$16,407	$15,478	$7,529	$56,742	$480,203	32.4%
Percentage of category	80.0%	3.4%	3.2%	1.6%	11.8%	100.0%
Primary Insurance	$374,775	$31,168	$15,526	$11,476	$31,252	$464,197	31.3%
Percentage of category	80.7%	6.7%	3.3%	2.5%	6.7%	100.0%
Secondary Insurance	$94,168	$12,546	$8,118	$6,887	$25,743	$147,462	9.9%
Percentage of category	63.8%	8.5%	5.5%	4.7%	17.5%	100.0%
Medicaid	$35,331	$10,073	$8,427	$8,674	$21,571	$84,076	5.7%
Percentage of category	42.0%	12.0%	10.0%	10.3%	25.7%	100.0%
Patient Pay	$106,545	$41,469	$30,683	$28,723	$266,984	$474,405	32.0%

Percentage of category	22.5%	8.7%	6.5%	6.1%	56.3%	100.0%
Total Gross Accounts Receivable	$994,866	$111,663	$78,232	$63,289	$402,292	$1,650,343	111.3%

Less Allowance						(167,450)	11.3%

Net Accounts Receivable						$1,482,893	100%

Impairment of Long-Lived Assets:

Long-lived assets consist of property and equipment and purchased intangible assets. We review our property and equipment for impairments whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset may not be recoverable through undiscounted cash flows that the respective asset, or group of assets, generates. Impairment charges may be recognized when the undiscounted cash flow generated from the respective asset, or group of assets, is insufficient to recover the carrying value. In these circumstances, the respective asset, or group of assets, is adjusted to its fair value with a charge to expense.

Derivative Financial Instruments:

Derivative financial instruments, as defined in Statements of Financial Accounting Standard No. 133, Accounting for Derivative Financial Instruments and Hedging Activities (SFAS 133), consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets. We generally do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we have entered into arrangements involving certain other financial instruments and contracts, such as our convertible preferred stock and warrant financing arrangements, with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by SFAS 133, these instruments are required to be carried as derivative liabilities, at fair value with changes in fair value reflected in our income (loss). Accordingly, these estimation processes and how we compute fair value may have a significant effect on our earnings in future periods.

We estimate fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective measuring fair values. In selecting the appropriate technique, we consider, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, we generally use the Black-Scholes-Merton (“BSM”) option valuation technique, adjusted for the effect of dilution, because it embodies all of the requisite assumptions (including trading volatility, estimated terms, dilution and risk free rates) necessary to fair value these instruments. For compound derivative instruments, comprising certain redemption and put features embodied in our convertible preferred stock, we use discounted cash flow models involving multiple, probability-weighted outcomes and risk-adjusted rates. We concluded based upon this technique that the fair value of the compound derivatives was de minimus as of June 30, 2009 and December 31, 2008. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques (such as BSM) are highly volatile and sensitive to changes in the trading market price of our common stock, which has a high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, our income (loss) will reflect the volatility in these estimate and assumption changes.

Fair Value Measurements:

Fair value measurement requirements are embodied in certain accounting standards applied in the preparation of our financial statements. Significant fair value measurements resulted from the application of SFAS 133 and Statement of Financial Accounting Standard No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150) to our preferred stock and warrant financing arrangements and SFAS 123R to our share-based payment arrangements. Statement of Financial Accounting Standards No. 157 Fair Value Measurements (SFAS 157) defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 was effective for our fiscal year beginning January 1, 2008. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this standard does not require any new fair value measurements. Adoption of this standard did not result in a material financial affect.

Statement of Financial Accounting Standard No. 159 The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159) permits entities to choose to measure many financial instruments and certain other items at fair value. It was effective for our year beginning January 1, 2008. Upon its adoption at this time, we do not intend to reflect any of our current financial instruments at fair value (expect that we are required to carry our derivative financial instruments at fair value under SFAS 133). However, we will consider the appropriateness of recognizing financial instruments at fair value on a case by case basis as they arise in future periods.

Share-Based Payment:

We apply the grant-date fair value method to our share-based payment arrangements with employees under the rules provided in Statement of Financial Accounting Standards No. 123R Accounting for Share-Based Payment (SFAS 123R). For share-based payment transactions with parties other than employees we apply EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Under SFAS 123R, share-based compensation cost to employees is measured at the grant date fair value based on the value of the award and is recognized over the service period, which is usually the vesting period for employees. Share-based payments to non-employees are recorded at fair value on the measurement date and reflected in expense over the service period.

We use the Black-Scholes option valuation model and other reasonable techniques to determine the grant-date fair value of stock options and employee stock purchase plan shares. The determination of the fair value of share-based payment awards on the date of grant using an option-valuation model is affected by the Company’s stock price as well as assumptions regarding a number of complex variables. These variables include the Company’s expected stock price volatility over the term of the awards, projected employee stock option exercise behavior, expected risk-free interest rate and expected dividends. We estimate the expected term and volatility of options granted based on values derived from observable trading of our common stock. We base the risk-free interest rate for option valuation on Constant Maturity Rates provided by the U.S. Treasury with remaining terms similar to the expected term of the options. We do not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. In addition, SFAS No. 123(R) requires forfeitures of share-based awards to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Uncertain Tax Positions:

The amount of income taxes and related income tax positions taken is subject to audits by federal and state tax authorities. While, as of December 31, 2008, three years of our income tax returns are subject to audit by these authorities, we have received no indication that any audits are planned. Our estimate of the potential outcome of any uncertain tax position is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time, pursuant to Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 requires a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. Our policy is to record a liability for the difference between the benefit recognized and measured pursuant to FIN 48 and tax position taken or expected to be taken on the tax return. Then, to the extent that our assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. We report tax-related interest and penalties as a component of income tax expense. During the years ended December 31, 2008 and 2007, we have not concluded that any significant tax position requires recognition under FIN 48.

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Product Sales:

Our core business, generating nearly all of our sales revenues to date, is the sale of products required by diabetics to conduct and evaluate testing of their blood sugar levels. The blood sugar testing products consist of a “lancet,” used to prick the finger and obtain drops of blood for analysis, a “lancing device,” which houses and fires the lancet into the finger, a “strip,” on which an extracted drop of blood is placed, a “control solution,” placed on the strip to test the meter’s accuracy, and a blood glucose monitor or “meter,” which reads the drop of blood on the strip and provides a blood-sugar level result. All five of these test products are marketed and sold by us. In addition, we also market and sell insulin and syringes required by diabetics with IDDM. Revenues from the sale of insulin and syringes, however, represent an insignificant portion of our total sales revenues. We also offer a variety of meters purchased from four major manufacturers. Meters generally have a useful life of one to five years, and some first-time customers of ours who have been purchasing test products from other vendors choose to continue using the meter they already own. In many cases, customers requiring new meters purchase a model recommended by their physician. In other cases, our customer service representatives discuss with a customer the available models of meters and help the customer determine which to purchase.

Product sales for the three months ended June 30, 2009 amounted to $2,122,839 compared to $2,097,215 for the three months ended June 30, 2008, representing an increase of $25,624 (or 1.2%). On February 5, 2008, we completed the acquisition of substantially all of the assets, tangible and intangible of Diabetic Plus, Inc. (“DPI”), which was engaged in the marketing and distribution of diabetic products through an Internet-based member patient ordering system. The operating results that DPI contributed to our results are fully reflected in each period. Overall, our revenues have been remained flat during the periods due largely to the current poor economic conditions and their relative effects on our customer base. We continue to explore avenues to augment our revenue sources, however, there can be no assurances that we will be able to introduce new products or otherwise develop our current products with new customers.

Cost of Product Sales:

Cost of product sales for the three months ended June 30, 2009 amounted to $1,007,882 as compared to $1,044,739 for the three months ended June 30, 2008, representing a decrease of $36,857 (or 3.5%). The decrease in product cost of sales during these periods is attributable to our cost cutting efforts, which arise principally from working with our vendors on pricing of our products. Our cost of product sales as a percent of product sales decreased from 50% for the three months ended June 30, 2008 to 47% for three months ended June 30, 2009. This decrease is a direct result of our cost cutting efforts and a composition shift to higher margin products.

Compensation:

Compensation expense for the three months ended June 30, 2009 amounted to $750,268 as compared to $973,114 for the three months ended June 30, 2008, reflecting a decrease of $222,846 (or 22.9%). The decrease is attributable to reductions in our overall headcounts principally from consolidation of responsibilities of former DPI employees with our pre-merger employee base. We have also reduced headcount during the current quarterly period pursuant to certain other of our cost cutting activities. We currently have no obligations for severance or other post-employment benefits. However, we continue to review our employment costs as a source for further cost reductions and may incur such costs in future periods as a result of these activities.

General and Administrative Expenses:

General and administrative expenses for the three months ended June 30, 2009 amounted to $477,678 as compared to $432,027 for the three months ended June 30, 2008, representing an increase of $45,651 (or 10.6%). Our general and administrative expenses have increased from higher professional services fees, such as legal, audit and accounting consultation services. These professional fees amounted to approximately $160,900 during the three months ended June 30, 2009, compared to $114,000 during the comparable period of the prior year. These higher professional costs have been partially offset by cost reductions, principally in occupancy costs, that resulted from the closing of our Sunrise, Florida operating facility in late 2008. We are continuing to consider and evaluate other cost savings and curtailment opportunities. However, there can be no assurances that we can materially curtail our general and administrative expenses while maintaining our current level of operations.

Advertising and Marketing Expenses:

Advertising and marketing expense for the three months ended June 30, 2009 amounted to $1,427 as compared to $479,248 for the three months ended June 30, 2008. Our significant level of advertising and marketing in the prior year arose from the significant efforts to promote the DPI Internet business. These and other advertising and marketing costs have been substantially curtailed, while we continue to develop our current customer base and review other revenue producing opportunities. We do not expect this low level of advertising and marketing during the current fiscal quarter to continue into future periods.

Depreciation and Amortization:

Depreciation and amortization for the three months ended June 30, 2009 amounted to $88,636 as compared to $91,300 for the three months ended June 30, 2008, representing a decrease of $2,664. This decrease relates to the disposal of certain assets at our Sunrise, Florida operating facility that we exited and, accordingly, no longer incur the associated depreciation expense.

Derivative Income (Expense):

Derivative income (expense) comprises (i) changes in the fair value of our derivative financial instruments and (ii) day-one losses resulting from inception date derivative fair values greater than the underlying proceeds in our Series C and Series D Preferred Stock and warrant financing arrangements in February 2008 and June 2008. Derivative expense associated with post-inception changes in fair value amounted to $2,274,570 for the three months ended June 30, 2009, as compared to derivative income of $7,640,894 for the three months ended June 30, 2008. Day-one derivative losses associated with our Series D Preferred Stock and warrant transactions dated June 24, 2008 amounted to $116,638 for the three months ended June 30, 2008.

The following tables summarize the effects on our income (loss) associated with changes in the fair values of our derivative financial instruments by financing arrangement for the three months ended June 30, 2009 and 2008:

	Three months ended June 30, 2009
Financing arrangements giving rise to derivative financial instruments:	Compound Embedded Derivative	Warrant Derivatives	Total Derivatives

Changes in fair values of derivatives:
Series C Convertible Preferred Stock and warrant financing, dated September 17, 2007	$—	$(833,820)	$(833,820)
Series D Convertible Preferred Stock and warrant financing, dated February 5, 2008	—	(937,520)	(937,520)
Series D Convertible Preferred Stock and warrant financing, dated June 24, 2008	—	(503,230)	(503,230)

Total derivative income (expense)	$—	$(2,274,570)	$(2,274,570)

	Three months ended June 30, 2008
Financing arrangements giving rise to derivative financial instruments:	Compound Embedded Derivative	Warrant Derivatives	Total Derivatives

Changes in fair values of derivatives:
Series C Convertible Preferred Stock and warrant financing, dated September 17, 2007	$—	$4,025,500	$4,025,500
Series D Convertible Preferred Stock and warrant financing, dated February 5, 2008	—	3,681,180	3,681,180
Series D Convertible Preferred Stock and warrant financing, dated June 24, 2008		(65,786)	(65,786)

	$—	$7,640,894	$7,640,894

Day-one derivative allocation loss:
Series D Convertible Preferred Stock and warrant financing, dated June 24, 2008			(116,638)

Total derivative income (expense)			$7,524,256

Our derivative liabilities as of June 30, 2009 and December 31, 2008 and our derivative income (expense) for the three months ended June 30, 2009 and 2008 are significant to our consolidated financial statements. Since derivative financial instruments require adjustment to fair value during each reporting period, we will continue to experience the effects in our earning so long as the derivatives are outstanding. Changes in our trading market price will have a significant effect on the amounts of income (expense) that we record. In addition, we may enter into additional financing arrangements that give rise to derivative financial instruments that (i) would increase the overall affect of fair value changes on our earning and (ii) may result in additional day-one derivative losses if the fair value of the derivatives exceeds the proceeds from the financing arrangement. Although our management is currently reviewing financing arrangements that may give rise to derivatives, there can be no assurances that any transaction can be completed at terms acceptable to our management, if at all.

The magnitude of derivative income (expense) reflects the following:

•

The market price of our common stock, which significantly affects the fair value of our derivative financial instruments, experienced material price fluctuations. The closing price of our common stock increased from $0.05 on March 31, 2009, to $0.10 on June 30, 2009. The closing market price decreased from $0.29 on March 31, 2008 to $0.19 on June 30, 2008. Increasing trading market prices have the effect of increasing our derivative liabilities, because they are carried at fair value, and the change is recorded in income. Conversely, declining trading market prices have the effect of decreasing our derivative liabilities and those changes are also recorded in income. Other assumptions also bear on the fair value of our derivative liabilities, such as volatility in our trading over historical periods and market interest rates.

•

In connection with our accounting for each of the convertible preferred stock and warrant transactions, we encountered the unusual circumstance of a day-one derivative loss related to the recognition of derivative instruments arising from the arrangement at their fair values on the inception dates. That means that the fair value of the financial instruments that are required to be classified as derivative liabilities exceeded the net proceeds that we received from the arrangements and we were required to record a loss to reflect the derivative financial instruments at fair value. During the quarterly period ended June 30, 2008, we recorded a day-one derivative loss of $116,638 related to the Series D Convertible Preferred Stock and warrant financing, dated June 24, 2008.

Interest Expense:

Interest expense for the three months ended June 30, 2009 amounted to $8,506 as compared to $11,911 for the three months ended June 30, 2008. The decrease is a result of lower average debt and capital lease balances during each of those years.

Net Income (Loss):

Net loss amounted to ($2,477,643) for the three months ended June 30, 2009, as compared to a net income of $6,590,648 for the three months ended June 30, 2008, representing a decrease of ($9,068,291). Our increased net loss resulted from increases in other costs and expenses, as discussed above, that exceeded our increased gross margin on our product sales.

Reconciliation of Net Income (Loss) to Income (Loss) Applicable to Common Stockholders:

Loss applicable to common stockholders amounted to ($2,702,872) during the three months ended June 30, 2009 as compared to $4,037,923 in income applicable to common stockholders during the three months ended June 30, 2008. Income (loss) applicable to common stockholders gives effect to accretion of redeemable preferred stock, amounting to $-0- and ($2,368,669) during the three months ended June 30, 2009 and 2008, respectively, and preferred stock dividends of ($225,229) and ($184,056) during the same periods, respectively. In connection with our Series C Preferred Stock and warrant financing and our Series D Preferred Stock and warrant financings, we allocated proceeds to these instruments that was lower than the redemption amounts. Accretion represents the adjustment of those discounted amounts to their redemption values by charging paid in capital, accumulated deficit or a combination of both. We will have no further accretions on the Series C Preferred or Series D Preferred. However, if we enter into future preferred stock sales, additional accretion may result. The terms and conditions of each of the Series C Preferred and Series D Preferred provide for the payment of dividends, whether or not declared. Accordingly, we accrue dividends. Whether or not declared, cumulative dividends are included as adjustments to net loss to arrive at loss applicable to common stockholders. Accordingly, we will continue to give effect to this adjustment in future periods that these series of preferred stock are outstanding.

Income (Loss) per Common Share:

Basic and diluted loss per common share amounted to ($0.05) and ($0.05), respectively, during the three months ended June 30, 2009 as compared to $0.08 and $0.02, respectively, income per common share during the three months ended June 30, 2008. We account for income (loss) per share in accordance with SFAS No. 128, “Earnings per Share” (“SFAS No. 128”). Basic (loss) income per share represents our income loss applicable to common shareholders divided by the weighted average number of shares of common stock outstanding during each period. It excludes the dilutive effects of potentially issuable common shares such as those related to our convertible note and warrants. Diluted (loss) income per share is calculated by including potentially dilutive share issuances in the denominator. For convertible instruments, such as our convertible preferred stock, we use the if-converted method. For stock options and warrants that are indexed to common stock, we apply the treasury stock method to determine the number of dilutive shares. For derivative put warrants classified as liabilities, we apply the reverse treasury stock method. The effects of contingently issuable shares are excluded if the effect on income (loss) per common share is anti-dilutive.

The following table provides the components of the numerator and denominator in our computations:

	Three months ended June 30,
	2009		2008
Numerators:

Net income (loss)	$(2,477,643)		$6,590,648
Adjustments to reconcile net income (loss) to income (loss) applicable to common stockholders:
Preferred stock dividends	(225,229)		(184,056)
Accretion of preferred stock	—		(2,368,669)

Numerator for income (loss) per common share-basic	(2,702,872)		4,037,923
Adjustment for the if-converted method	—		184,056

Numerator for income (loss) per common share-diluted	$(2,702,872)		$4,221,979

Denominators:

Denominator for income (loss) per common share-basic:
Weighted average common shares outstanding	58,627,668		53,260,302
Adjustments:
Preferred stock	(a	)	136,060,000
Employee stock options	(a	)	1,043,947
Warrants	(a	)	491,545
Derivative put warrants	(a	)	(a )

Denominator for income (loss) per common share-diluted	58,627,688		190,855,794

(a)	The effects of anti-dilutive instruments are excluded from the computation.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Product Sales:

Product sales for the six months ended June 30, 2009 amounted to $4,201,995 compared to $3,826,492 for the six months ended June 30, 2008, representing an increase of $375,503 (or 9.8%). On February 5, 2008, we completed the acquisition of substantially all of the assets, tangible and intangible of Diabetic Plus, Inc. (“DPI”), which was engaged in the marketing and distribution of diabetic products through an Internet-based member patient ordering system. The operating results of DPI are fully reflected in the current period, while only five-months of the prior fiscal period. This difference is largely the result of our increased product sales during the six months ended June 30, 2009 compared to the same period of the prior year. Accordingly, excluding the incremental increase from DPI, our revenues have been remained flat during the periods due largely to the current poor economic conditions and their relative effects on our customer base. We continue to explore avenues to augment our revenue sources, however, there can be no assurances that we will be able to introduce new products or otherwise develop our current products with new customers.

Cost of Product Sales:

Cost of product sales for the six months ended June 30, 2009 amounted to $1,969,619 as compared to $1,963,756 for the six months ended June 30, 2008, representing an increase of $5,863 (or 0.3%). The increase in product cost of sales during these periods is attributable to higher sales volume, offset by our cost cutting efforts, which arise principally from working with our vendors on pricing of our products. Our cost of product sales as a percent of product sales decreased from 51% for the six months ended June 30, 2008 to 47% for six months ended June 30, 2009. This decrease is a direct result of our cost cutting efforts and a composition shift to higher margin products.

Compensation:

Compensation expense for the six months ended June 30, 2009 amounted to $1,528,555 as compared to $1,763,645 for the six months ended June 30, 2008, reflecting a decrease of $235,090 (or 13.3%). The decrease is attributable to reductions in our overall headcounts principally from consolidation of responsibilities of former DPI employees with our pre-merger employee base. We have also reduced headcount during the current quarterly period pursuant to certain other of our cost cutting activities. We currently have no obligations for severance or other post-employment benefits. However, we continue to review our employment costs as a source for further cost reductions and may incur such costs in future periods as a result of these activities.

General and Administrative Expenses:

General and administrative expenses for the six months ended June 30, 2009 amounted to $900,027 as compared to $725,244 for the six months ended June 30, 2008, representing an increase of $174,783 (or 24.1%). Our general and administrative expenses have increased from higher professional services fees, such as legal, audit and accounting consultation services. These professional fees amounted to approximately $274,500 during the six months ended June 30, 2009, compared to $191,600 during the comparable period of the prior year. In addition, we experienced higher bad debt charges during the current period compared to the prior period. During the six months ended June 30, 2009, our bad debt charges amounted to $189,160 compared to $82,688 during the same period of the prior fiscal year. These higher professional costs and bad debt charges have been partially offset by cost reductions, principally in occupancy costs, that resulted from the closing of our Sunrise, Florida operating facility in late 2008. We are continuing to consider and evaluate other cost savings and curtailment opportunities. However, there can be no assurances that we can materially curtail our general and administrative expenses while maintaining our current level of operations.

Advertising and Marketing Expenses:

Advertising and marketing expense for the six months ended June 30, 2009 amounted to $198,244 as compared to $641,673 for the six months ended June 30, 2008, representing a decrease of $443,429 (or 69.1%). Our significant level of advertising and marketing in the prior year arose from the significant efforts to promote the DPI Internet business. These and other advertising and marketing costs have been substantially curtailed, while we continue to develop our current customer base and review other revenue producing opportunities. We do not expect this low level of advertising and marketing during the current fiscal quarter to continue into future periods.

Depreciation and Amortization:

Depreciation and amortization for the six months ended June 30, 2009 amounted to $167,464 as compared to $137,714 for the six months ended June 30, 2008, representing an increase of $29,750. This increase relates the additional one-month of amortization of DPI intangible assets in the current six month period compared to the prior, which is partially offset by lower depreciation expense resulting from the disposal of certain assets at our Sunrise, Florida operating facility that we exited.

Derivative Income (Expense):

Derivative income (expense) comprises (i) changes in the fair value of our derivative financial instruments and (ii) day-one losses resulting from inception date derivative fair values greater than the underlying proceeds in our Series C and Series D Preferred Stock and warrant financing arrangements in February 2008 and June 2008. Derivative income associated with post-inception changes in fair value amounted to $6,911,560 for the six months ended June 30, 2009, as compared to derivative expense of $124,326 for the six months ended June 30, 2008. Day-one derivative losses associated with our Series D Preferred Stock and warrant transactions dated February 5, 2008 and June 24, 2008 amounted to $151,803 and $116,638, respectively, for the six months ended June 30, 2008.

The following tables summarize the effects on our income (loss) associated with changes in the fair values of our derivative financial instruments by financing arrangement for the six months ended June 30, 2009 and 2008:

	Six months ended June 30, 2009
Financing arrangements giving rise to derivative financial instruments:	Compound Embedded Derivative	Warrant Derivatives	Total Derivatives

Changes in fair values of derivatives:
Series C Convertible Preferred Stock and warrant financing, dated September 17, 2007	$—	$2,889,060	$2,889,060
Series D Convertible Preferred Stock and warrant financing, dated February 5, 2008	—	2,653,960	2,653,960
Series D Convertible Preferred Stock and warrant financing, dated June 24, 2008	—	1,368,540	1,368,540

Total derivative income (expense)	$—	$6,911,560	$6,911,560

	Six months ended June 30, 2008
Financing arrangements giving rise to derivative financial instruments:	Compound Embedded Derivative	Warrant Derivatives	Total Derivatives

Changes in fair values of derivatives:
Series C Convertible Preferred Stock and warrant financing, dated September 17, 2007	$—	$1,159,060	$1,159,060
Series D Convertible Preferred Stock and warrant financing, dated February 5, 2008	—	(1,217,600)	(1,217,600)
Series D Convertible Preferred Stock and warrant financing, dated June 24, 2008		(65,786)	(65,786)

	$—	$(124,326)	$(124,326)

Day-one derivative allocation loss:
Series D Convertible Preferred Stock and warrant financing, dated February 5, 2008			(151,803)
Series D Convertible Preferred Stock and warrant financing, dated June 24, 2008			(116,638)

Total derivative income (expense)			$(392,767)

Our derivative liabilities as of June 30, 2009 and December 31, 2008 and our derivative income (expense) for the six months ended June 30, 2009 and 2008 are significant to our consolidated financial statements. Since derivative financial instruments require adjustment to fair value during each reporting period, we will continue to experience the effects in our earning so long as the derivatives are outstanding. Changes in our trading market price will have a significant effect on the amounts of income (expense) that we record. In addition, we may enter into additional financing arrangements that give rise to derivative financial instruments that (i) would increase the overall affect of fair value changes on our earning and (ii) may result in additional day-one derivative losses if the fair value of the derivatives exceeds the proceeds from the financing arrangement. Although our management is currently reviewing financing arrangements that may give rise to derivatives, there can be no assurances that any transaction can be completed at terms acceptable to our management, if at all.

The magnitude of derivative income (expense) reflects the following:

•

The market price of our common stock, which significantly affects the fair value of our derivative financial instruments, experienced material price fluctuations. The closing price of our common stock decreased from $0.10 on December 31, 2008, to $0.10 on June 30, 2009. The closing market price increased from $0.17 on December 31, 2008 to $0.19 on June 30, 2008. Increasing trading market prices have the effect of increasing our derivative liabilities, because they are carried at fair value, and the change is recorded in income. Conversely, declining trading market prices have the effect of decreasing our derivative liabilities and those changes are also recorded in income. Other assumptions also bear on the fair value of our derivative liabilities, such as volatility in our trading over historical periods and market interest rates.

•

In connection with our accounting for each of the convertible preferred stock and warrant transactions, we encountered the unusual circumstance of a day-one derivative loss related to the recognition of derivative instruments arising from the arrangement at their fair values on the inception dates. That means that the fair value of the financial instruments that are required to be classified as derivative liabilities exceeded the net proceeds that we received from the arrangements and we were required to record a loss to reflect the derivative financial instruments at fair value. During the quarterly period ended June 30, 2008, we recorded a day-one derivative loss of $151,802 and $116,638 related to the Series D Convertible Preferred Stock and warrant financings, dated February 5, 2008 and June 24, 2008, respectively.

Interest Expense:

Interest expense for the six months ended June 30, 2009 amounted to $15,886 as compared to $19,661 for the six months ended June 30, 2008. The decrease is a result of lower average debt and capital lease balances during each of those years.

Net Income (Loss):

Net income amounted to $6,331,008 for the six months ended June 30, 2009, as compared to a net loss of ($1,792,107) for the six months ended June 30, 2008, representing an increase of $8,123,115. Our increased net income resulted from increases in other costs and expenses, as discussed above, that exceeded our increased gross margin on our product sales.

Reconciliation of Net Income (Loss) to Income (Loss) Applicable to Common Stockholders:

Income applicable to common stockholders amounted to $5,878,170 during the six months ended June 30, 2009 as compared to ($9,049,425) in loss applicable to common stockholders during the six months ended June 30, 2008. Income (loss) applicable to common stockholders gives effect to accretion of redeemable preferred stock, amounting to $-0- and ($6,932,439) during the six months ended June 30, 2009 and 2008, respectively, and preferred stock dividends of ($452,838) and ($324,879) during the same periods, respectively. In connection with our Series C Preferred Stock and warrant financing and our Series D Preferred Stock and warrant financings, we allocated proceeds to these instruments that was lower than the redemption amounts. Accretion represents the adjustment of those discounted amounts to their redemption values by charging paid in capital, accumulated deficit or a combination of both. We will have no further accretions on the Series C Preferred or Series D Preferred. However, if we enter into future preferred stock sales, additional accretion may result. The terms and conditions of each of the Series C Preferred and Series D Preferred provide for the payment of dividends, whether or not declared. Accordingly, we accrue dividends. Whether or not declared, cumulative dividends are included as adjustments to net loss to arrive at loss applicable to common stockholders. Accordingly, we will continue to give effect to this adjustment in future periods that these series of preferred stock are outstanding.

Income (Loss) per Common Share:

Basic and diluted income per common share amounted to $0.10 and $0.03, respectively, during the six months ended June 30, 2009 as compared to ($0.17) and ($0.17), respectively, loss per common share during the six months ended June 30, 2008. We account for income (loss) per share in accordance with SFAS No. 128, “Earnings per Share” (“SFAS No. 128”). Basic (loss) income per share represents our income loss applicable to common shareholders divided by the weighted average number of shares of common stock outstanding during each period. It excludes the dilutive effects of potentially issuable common shares such as those related to our convertible note and warrants. Diluted (loss) income per share is calculated by including potentially dilutive share issuances in the denominator. For convertible instruments, such as our convertible preferred stock, we use the if-converted method. For stock options and warrants that are indexed to common stock, we apply the treasury stock method to determine the number of dilutive shares. For derivative put warrants classified as liabilities, we apply the reverse treasury stock method. The effects of contingently issuable shares are excluded if the effect on income (loss) per common share is anti-dilutive.

The following table provides the components of the numerator and denominator in our computations:

	Six months ended June 30,
	2009		2008
Numerators:

Net income (loss)	$6,331,008		$(1,792,107)
Adjustments to reconcile net income (loss) to income (loss) applicable to common stockholders:
Preferred stock dividends	(452,838)		(324,879)
Accretion of preferred stock	—		(6,932,439)

Numerator for income (loss) per common share-basic	5,878,170		(9,049,425)
Adjustment for the if-converted method	452,838		—

Numerator for income (loss) per common share-diluted	$6,331,008		$(9,049,425)

Denominators:

Denominator for income (loss) per common share-basic:
Weighted average common shares outstanding	58,627,688		53,260,302
Adjustments:
Preferred stock	135,000,000		(a )
Employee stock options	(a	)	(a )
Warrants	333,548		(a )
Derivative put warrants	42,875,000		(a )

Denominator for income (loss) per common share-diluted	236,836,236		53,260,302

(a)	The effects of anti-dilutive instruments are excluded from the computation.

Liquidity and Capital Resources

Cash and cash equivalents amounted to $10,726 as of June 30, 2009. We require cash to pay our operating expenses, make capital expenditures and service our debt and other long-term liabilities, such as our leasing arrangements. Our principal source of funds is from our operations. However, we incurred an operating income (loss) amounting to ($561,914) and ($1,405,540) for the six months ended June 30, 2009 and 2008, respectively. We received (used) cash of $78,789 and ($2,074,314) in connection with our operations during the six months ended June 30, 2009 and 2008, respectively. Finally, as of June 30, 2009, we have a working capital deficiency of $5,035,224. These conditions raise substantial doubt surrounding our ability to continue as a going concern for a reasonable period.

Our management is executing certain plans to alleviate the negative trends and conditions described above. During the six months ended June 30, 2008, we raised $5,525,000 from the sale of preferred stock, common stock and warrants. We are currently seeking additional financing sources. Further, our management is currently reviewing our operating and cost structure and believes that there are opportunities for cost curtailment. There can be no assurances that our management will be successful in raising additional capital based upon reasonable terms and rates, if at all. Our ability to continue as a going concern is dependent on our ability to raise additional capital. Ultimately, our ability to continue as a going concern is dependent upon the achievement of profitable operations. The accompanying financial statements do not include any adjustments that arise from this uncertainty.

Cash Flows from Operating Activities:

We generated cash of $78,788 in our operating activities during the six months ended June 30, 2009 as compared to using cash of ($2,074,314) in our operating activities during the six months ended June 30, 2008. Our improvement gives effect to higher sales and improved margins thereon and our lower operating loss in the six months ended June 30, 2009 versus 2008. During the six months ended June 30, 2008 our loss from operations was reduced to ($561,914) compared to ($1,405,540) during the comparable period in the prior year.

Our cash from operating activities includes cash flow from changes in our operating assets of $315,563 for the six months ended June 30, 2009 compared to a usage of cash of $869,362 for the six months ended June 30, 2008. Our analysis of the material components of these changes is as follows:

•

We experienced increases in our accounts receivable (a use of cash) of $233,858 and $490,804, respectively during the six months ended June 30, 2009 and 2008, respectively. These increases were a result of the increased sales attributable to our DPI acquisition in February 2008, increased revenue in 2009 and a recent general degradation in our receivable aging which we attribute to general economic conditions. We have responded to the receivables degradation by adjusting our estimates of bad debt provisions. These increases resulted in provisions of $189,160 during the six months ended June 30, 2009, compared to $82,688 during the six months ended June 30, 2008.

•

Inventories decreased (a source of cash) $37,303 during the six months ended June 30, 2009 compared to an increase (a use of cash) of $95,879 during the six months ended June 30, 2008. During the six months ended June 30, 2008 we built inventories to support the addition revenue from the DPI purchase. Inventories in the current period have been reduced through sale to a just-in-time level to support our current operational level. We continue to work with our product vendors on approaches to minimize our investment in inventories without impairing our ability to deliver timely to our customer base.

•

Our accounts payable and accrued liabilities increased (a source of cash) an aggregate of $530,148 and $10,137 during the six months ended June 30, 2009 and 2008, respectively. Increases in our accounts payable arise from delays in paying our vendors and negotiating extended terms due to our general liquidity shortfall, and we continue to work with our vendors to obtain the best possible, extended terms while maintaining a useful, long-term relationship.

•

The other material component of changes in our operating assets and liabilities relates to advanced. During the six months ended June 30, 2008, we used $158,922 to pay certain executive and sales force advances. Subsequently, we generally pay advances currently.

Our total assets amounted to $4,404,052 as of June 30, 2009 as compared to $4,458,211 as of December 31, 2008. Our total liabilities amounted to $6,848,966 as of June 30, 2009 as compared to $12,987,572 as of December 31, 2008. The material decrease in our total liabilities is largely the result of fair value adjustments made to our derivative financial instruments that are carried at their fair values. As of June 30, 2009, derivative financial instruments comprise $3,375,080 (or 50%) of our total liabilities compared to $10,492,917 (or 81%) at December 31, 2008. Since derivative financial instruments are carried at fair value, our liabilities have and will continue to fluctuate as the fair value of these instruments fluctuates.

We estimate fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective measuring fair values. In selecting the appropriate technique, we consider, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, we generally use the Black-Scholes-Merton (“BSM”) option valuation technique, adjusted for the effect of dilution, because it embodies all of the requisite assumptions (including trading volatility, estimated terms, dilution and risk free rates) necessary to fair value these instruments. For compound derivative instruments, comprising certain redemption and put features embodied in our convertible preferred stock, we use discounted cash flow models involving multiple, probability-weighted outcomes and risk-adjusted rates. We concluded based upon this technique that the fair value of the compound derivatives was de minimus as of June 30, 2009 and December 31, 2008. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques (such as BSM) are highly volatile and sensitive to changes in the trading market price of our common stock, which has a high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, our income (loss) will reflect the volatility in these estimate and assumption changes.

Cash Flows from Investing Activities:

We used cash of ($81,865) in our investing activities during the six months ended June 30, 2009 compared to using cash of ($1,884,570) for the six months ended June 30, 2008.

•	During the six months ended June 30, 2008, we used $1,807,600 in cash to purchase DPI. We funded $41,550 of the purchase price with warrants which are reflected as non-cash items.

•	During the six months ended June 30, 2009 and 2008, we purchased property and equipment for cash of $81,865 and $76,970, respectively.

•

During the six months ended June 30, 2009 and 2008, we purchased property and equipment under capital lease arrangements of $41,234 and $68,025, respectively. These purchases did not require the use of cash upon purchase, but are paid for over the term of the arrangement similar to a financing. Our gross payments under capital lease obligations are $38,491 for the six months ending December 31, 2009 and $77,287, $69,466, $27,267, and $4,688 for the years ending December 31, 2010 through 2013, respectively.

•	We currently have no commitments to purchase property and equipment or intangible assets.

Cash Flows from Financing Activities:

We used cash of ($32,143) from our financing activities during the six months ended June 30, 2009 compared to receiving $5,378,391 in cash during the six months ended June 30, 2008.

•

We generated cash of $-0- and approximately $5,525,000 from the sale of preferred stock, common stock and warrants during the six months ended June 30, 2009 and 2008, respectively. We anticipate additional sales of our equity instruments in future periods. However, there can be no assurances that our management will obtain financing on suitable terms and conditions, if at all. We will continue to be obligated to pay our capital leases and debt instruments.

•

We financed certain equipment purchases under notes payable from time to time and currently have no commitments for debt or property purchases. During the six months ended June 30, 2009 and 2008, we received proceeds from debt issuances amounting to $4,977 and $10,657, respectively.

•	We used cash of $34,001 and $136,353 to make periodic payments on our debt and capital lease obligations during the six months ended June 30, 2009 and 2008, respectively.

•

We paid cash dividends on our Series C and Series D Preferred Stock amounting to $3,120 and $21,241 during the six months ended June 30, 2009 and 2008, respectively. As of June 30, 2009, our obligation for dividends amounts to $1,154,308.

Recent Accounting Pronouncements:

We have reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. We believe that the following impending standards may have an impact on our future filings. Also see Fair Value Measurements, above. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

•

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. During our year ended December 31, 2008, we entered into a purchase business combination and may enter into similar arrangements in future periods. Our accounting for any acquisitions commencing on January 1, 2009 will be accounted for under SFAS No. 141(R).

•

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”. This statement amends ARB No. 51 to establish accounting and reporting standards for the Non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 will change the classification and reporting for minority interest and non-controlling interests of variable interest entities. Following the effectiveness of SFAS No. 160, the minority interest and non-controlling interest of variable interest entities will be carried as a component of stockholders’ equity. Accordingly, upon the effectiveness of this statement, we will begin to reflect non-controlling interest in our consolidated variable interest entities as a component of stockholders’ equity. This statement was effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The application of this standard did not have any material effect on our financial statements.

•

In December 2007, the FASB ratified the consensus in EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1). EITF 07-1 defines collaborative arrangements and requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) the other collaborators based on other applicable authoritative accounting literature, and in the absence of other applicable authoritative literature, on a reasonable, rational and consistent accounting policy is to be elected. EITF 07-1 also provides for disclosures regarding the nature and purpose of the arrangement, the entity’s rights and obligations, the accounting policy for the arrangement and the income statement classification and amounts arising from the agreement. EITF 07-1 will be effective for fiscal years beginning after December 15, 2008. The application of this standard did not have any material effect on our financial statements.

•

In March 2008, the FASB” issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. Our derivative disclosure levels in prior and current reporting periods are at a level commensurate with the requirements of this standard.

•

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The Company is required to adopt FSP 142-3 on January 1, 2009. The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. We applied this standard in developing lives for our recent acquisition and will apply in relation to all acquisitions in future periods.

•

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). FAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect the adoption of SFAS No. 162 will have a material effect on its consolidated financial position, results of operations or cash flows.

•

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. This standard did not have a material effect on our financial statements upon its adoption.

•

In June 2008, the Emerging Issues Task Force issued EITF Consensus No. 07-05 Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock for periods beginning after December 15, 2008. The objective of this Consensus is to provide guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock and it applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative in of Statements of Accounting Standards No. 133 Accounting for Derivative Financial Instruments and Hedging Activities, for purposes of determining whether the financial instrument or embedded feature qualifies for the first part of the scope exception in paragraph 11(a) of Statement 133 (the “Paragraph 11(a) Exemption). This Issue also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock, regardless of whether the instrument has all the characteristics of a derivative in Statement 133, for purposes of determining whether the instrument is within the scope of Issue 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. The Consensus requires the application of a two-step approach that required us to (1) evaluate the instrument’s contingent exercise provisions and (2) evaluate the instrument’s settlement provisions. In connection with our evaluation of this standard, we have determined that there are no other equity-linked contracts, not already classified in liabilities, that would no longer meet the definition of indexed to a Company’s own stock under EITF 07-05.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on our present or future consolidated financial statements.

Off Balance Sheet Arrangements

Our off balance sheet arrangements principally involve our non-cancellable commitments under operating leases. We believe that these commitments are reasonable and appropriate for our current operational requirements and the minimum payments are at levels reasonably within our ability to fulfill in the normal course of our operations.

We believe that the current lease commitments are reasonable and appropriate for our current operational requirements and the minimum payments are at levels reasonably within our ability to fulfill in the normal course of our operations.

Future annual minimum lease commitments as of June 30, 2009, under operating leases are as follows:

Amount
Six months ending December 31, 2009	$67,162
Year ending December 31:
2010	187,377
2011	167,801

$422,340

Commencing January 1, 2009, we became the guarantor of an unrelated party’s sublease obligations of our former corporate offices. Non-cancellable minimum lease payments under this lease aggregate approximately $584,000 through May 31, 2012. While there is currently no indication that the primary obligor under the lease arrangement will default, there is a possibility that such a default may occur. In that instance, the affect of meeting our guarantee obligation may have an adverse affect on our results of operations and liquidity. In the event of a default of the primary obligor, we would have the right to mitigate our losses by identifying another sublease tenant.

We account for this guarantee under FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), which requires certain guarantees, such as our lease guarantee to be recorded at fair value. Accordingly, on the effective date of our guarantee, we recorded the fair value of our contingent obligation under this arrangement in the amount of $23,908. We calculated the fair value using future discounted cash flows ($403,000 in the aggregate) under multiple, probability weighted outcomes. Those outcomes include assumptions related the periods of potential default in future periods based upon our views of the credit worthiness of the primary obligor and assumptions related to the potential for further subleasing under various scenarios. For purposes of discount rates, we use credit-risk adjusted bond yield curves from publicly available surveys in categories of credit risk (as published by Standard & Poors and Moodys) we consider similar to our credit risk, with is speculative to highly speculative. Those rates ranged from 15.6% to 21.26% over the period of our contingent commitment. There have been no material changes in our assumptions and, therefore, the fair value of this obligation at June 30, 2009.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The information required by this item does not apply to smaller reporting companies.

ITEM 4T – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures – The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending June 30, 2009 covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Changes in Internal Controls over Financial Reporting – During the quarter ended June 30, 2009, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of the Effectiveness of Internal Control – A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of the inherent limitations of any internal control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

GLB Closing, Inc. vs. Diabetic Plus, Inc. and Certified Diabetic Services, Inc. On March 25, 2009, GLB Closing, Inc. (“GLB”) filed a complaint in the Circuit Court for Collier County, Florida, Civil Action No. 09-2449-CA naming the Company and its wholly-owned subsidiary, Diabetic Plus, Inc., as defendants. The complaint seeks to recover amounts GLB alleges it is owed (plus interest, costs, and attorney’s fees) under a Non-Negotiable Non-Interest Bearing Promissory Note in the original principal amount of $763,102 (the “Note”) issued by Diabetic Plus to GLB pursuant to an Agreement for Purchase and Sale and Assets (the “Purchase Agreement”) between the parties. The complaint also seeks payment of $254,000 allegedly due under the Purchase Agreement. Diabetic Plus has not paid either amount alleged to be due by GLB due to GLB’s breach of numerous representations and warranties in the Purchase Agreement. On April 14, 2009, Diabetic Plus and the Company filed a Motion to Dismiss the complaint. Diabetic Plus and the Company vigorously oppose the allegations and claims of GLB, and believe that no monies are owed to GLB by either of them.

ITEM 1A – RISK FACTORS

The information required by this item does not apply to smaller reporting companies.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM  5 – OTHER MATTERS

None.

ITEM 6 – EXHIBITS

Exhibit No.	Description
3.01*	Certificate of Incorporation of Certified Diabetic Services, Inc.

3.02*	Certificate of Amendment of Certificate of Incorporation of Certified Diabetic Services, Inc.

3.03*	Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock of Certified Diabetic Services, Inc.

3.04*	Certificate of Amendment of Certificate of Incorporation of Certified Diabetic Services, Inc.

3.05*	Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock of Certified Diabetic Services, Inc.

3.06*	Amended and Restated Certificate of Incorporation of Certified Diabetic Services, Inc.

3.07*	Certificate of Designation, Preferences and Rights of Series C Convertible Preferred Stock of Certified Diabetic Services, Inc.

3.08*	Certificate of Designation, Preferences and Rights of Series D Convertible Preferred Stock of Certified Diabetic Services, Inc.

3.09*	Amended and Restated Certificate of Designation, Preferences and Rights of Series D Convertible Preferred Stock of Certified Diabetic Services, Inc.

3.10*	Bylaws of Certified Diabetic Services, Inc.

3.11*	Amended and Restated Bylaws of Certified Diabetic Services, Inc.

31.01**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 19, 2009.

31.02**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 19, 2009.

32.01**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 19, 2009.

32.02**	Certification of Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 19, 2009.

*	Previously filed as an exhibit to the Registration Statement on Form 10 filed with the Securities and Exchange Commission dated April 15, 2009.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CERTIFIED DIABETIC SERVICES, INC.

By:	/s/ Lowell M. Fisher, Jr.
Lowell M. Fisher, Jr., Chief Executive Officer

By:	/s/ Mark A. Bock
Mark A. Bock, Chief Financial Officer

Dated: August 19, 2009