Form 10-Q
period 2009-09-30
CERTIFIED DIABETIC SERVICES INC
filed 2009-11-16
CIK 1047153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding as of November 13, 2009 is 61,126,509.

CERTIFIED DIABETIC SERVICES, INC.

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

PART I - FINANCIAL INFORMATION

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

CERTIFIED DIABETIC SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,676	$45,946
Accounts receivable (net of allowances of $166,500 and $167,450 as of September 30, 2009 and December 31, 2008, respectively)	1,369,907	1,482,893
Inventories	35,662	91,702
Employee advance	4,793	6,693
Prepaid expenses	84,715	51,233

Total current assets	1,523,753	1,678,467

Intangible assets, net	1,500,725	1,646,794
Property and equipment, net	1,035,570	1,033,728
Other assets	30,960	99,222

Total assets	$4,091,008	$4,458,211

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$1,914,658	$1,485,452
Accrued expenses	124,833	46,610
Preferred stock dividends	1,381,873	704,590
Derivative liabilities	3,376,740	10,492,917
Current portion of long-term debt	62,291	72,580
Current portion of capital lease obligations	83,610	62,802

Total current liabilities	6,944,005	12,864,951

Long-term portion of capital leases	92,065	122,621

Total liabilities	7,036,070	12,987,572

Commitments and contingencies (Note 9)	–	–
Redeemable preferred stock	8,750,000	8,750,000

Stockholders’ deficit:

Preferred stock, $0.01 par value; 10,000,000 shares authorized; 2,500 shares designated Series B Preferred Stock, 2,750,000 shares designated Series C Convertible Preferred Stock (mezzanine); and, 6,000,000 shares designated Series D Convertible Preferred Stock (mezzanine)

Series B Preferred Stock, $.01 par value; 203 shares issued and outstanding as of September 30, 2009 and December 31, 2008	2	2
Common stock, $.01 par value; 490,000,000 shares authorized, 61,126,509 and 56,670,154 issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	611,265	566,702
Additional paid-in capital	–	–
Common stock subscribed	8,125	90,756
Accumulated deficit	(12,314,454)	(17,936,821)

Total stockholders’ deficit	(11,695,062)	(17,279,361)

Total liabilities, redeemable preferred stock and stockholders’ deficit	$4,091,008	$4,458,211

The accompanying notes are an integral part of the consolidated financial statements.

CERTIFIED DIABETIC SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,
	2009	2008
	(Unaudited)	(Unaudited)

Product sales, net	$1,812,081	$2,330,856
Cost of product sales	881,592	1,106,121

Gross margin	930,489	1,224,735

Other costs and expenses:
Compensation costs	715,325	1,067,857
General and administrative expense	403,768	478,140
Depreciation and amortization	83,641	54,792
Advertising and marketing expenses	(9,205)	418,453

	1,193,529	2,019,242

Loss from operations	(263,040)	(794,507)

Other income and (expense):
Other	(12,019)	(19,377)
Interest expense	(8,570)	(8,528)
Fair value changes in derivative financial instruments	(1,660)	6,824,826

	(22,249)	6,796,921

Net (loss) income	(285,289)	6,002,414

Reconciliation of net (loss) income to (loss) income applicable to common stockholders:
Preferred stock dividends	(227,705)	(262,719)

(Loss) income applicable to common stockholders	$(512,994)	$5,739,695

(Loss) income per common share:

Basic	$(0.01)	$0.10

Diluted	$(0.01)	$0.02

Weighted average shares, basic	60,855,865	56,016,154

Weighted average and contingent shares, diluted	60,855,865	235,284,702

The accompanying notes are an integral part of the consolidated financial statements.

CERTIFIED DIABETIC SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended September 30,
	2009	2008
	(Unaudited)	(Unaudited)

Product sales, net	$6,014,076	$6,157,348
Cost of product sales	2,851,211	3,069,877

Gross margin	3,162,865	3,087,471

Other costs and expenses:
Compensation costs	2,243,880	2,831,502
General and administrative expense	1,303,795	1,203,384
Depreciation and amortization	251,105	192,506
Advertising and marketing expenses	189,039	1,060,126

	3,987,819	5,287,518

Loss from operations	(824,954)	(2,200,047)

Other income and expense:
Fair value changes in derivative financial instruments	6,909,900	6,700,500
Interest expense	(24,456)	(28,189)
Other	(14,771)	6,484
Gain on debt extinguishments	12,846	23,014
Day-one derivative losses	–	(268,441)

	6,883,519	6,433,368

Net income (loss)	6,058,565	4,233,321

Reconciliation of net income (loss) to income (loss) applicable to common stockholders:
Accretion of preferred stock to redemption value	–	(6,932,439)
Preferred stock dividends	(680,543)	(587,598)

Income (loss) applicable to common stockholders	$5,378,022	$(3,286,716)

Income (loss) per common share:

Basic	$0.09	$(0.07)

Diluted	$0.02	$(0.07)

Weighted average shares, basic	58,898,332	50,504,450

Weighted average and contingent shares, diluted	267,731,843	50,504,450

The accompanying notes are an integral part of the consolidated financial statements.

CERTIFIED DIABETIC SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

NINE MONTHS ENDED SEPTEMBER 30, 2008

	Series B Preferred Stock		Common Stock
(Unaudited)	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Common Stock Subscribed	Accumulated Deficit	Total Stockholders’ Deficit

Balance at January 1, 2008	601	$6	50,504,450	$505,045	$2,589,283	$8,125	$(10,806,041)	$(7,703,582)

Sale of common stock	–	–	3,000,000	30,000	60,908	107,631	–	198,539

Cashless exercises	–	–	2,369,704	23,697	(23,697)	–	–	–

Conversions	(398)	(4)	746,000	7,460	(7,456)	–	–	–

Beneficial conversion feature on Series D Preferred Stock	–	–	–	–	2,015,000	–	–	2,015,000

Accretion of Series D Preferred Stock	–	–	–	–	(4,087,990)	–	(2,844,449)	(6,932,439)

Issuance of warrants in connection with DPI	–	–	–	–	41,550	–	–	41,550

Preferred stock dividends	–	–	–	–	(587,598)	–	–	(587,598)

Net loss	–	–	–	–	–	–	4,233,321	4,233,321

Balance at September 30, 2008	203	$2	56,620,154	$566,202	$–	$115,756	$(9,417,169)	$(8,735,209)

CERTIFIED DIABETIC SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

NINE MONTHS ENDED SEPTEMBER 30, 2009

	Series B Preferred Stock		Common Stock
(Unaudited)	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Common Stock Subscribed	Accumulated Deficit	Total Stockholders’ Deficit

Balance at January 1, 2009	203	$2	56,670,154	$566,702	$–	$90,756	$(17,936,821)	$(17,279,361)

Exercise of warrants	–	–	3,915,067	39,151	167,126	–	–	206,277

Preferred stock dividends	–	–	–	–	(244,345)	–	(436,198)	(680,543)

Issuance of common stock	–	–	541,288	5,412	77,219	(82,631)	–	–

Net income	–	–	–	–	–	–	6,058,565	6,058,565

Balance at September 30, 2009	203	$2	61,126,509	$611,265	$–	$8,125	$(12,314,454)	$(11,695,062)

The accompanying notes are an integral part of the consolidated financial statements.

CERTIFIED DIABETIC SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2009	2008
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$6,058,565	$4,233,321
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Derivative fair value adjustments	(6,909,900)	(6,432,059)
Bad debt expense	333,193	140,476
Depreciation and amortization	251,105	192,507
Settlements and extinguishment gains	(12,846)	(23,014)
Changes in operating assets and liabilities:
Accounts receivable	(220,207)	(682,482)
Inventories	56,040	(38,600)
Advances	1,900	(9,878)
Prepaid expenses	(33,482)	58,112
Other assets	68,262	(109,603)
Accounts payable	429,206	(182,370)
Accrued expenses and other liabilities	78,223	(24,333)

Net change in operating assets and liabilities	379,942	(989,154)

Net cash flows from operating activities	100,059	(2,877,923)

Cash flows from investing activities:
Purchases of property and equipment	(65,644)	(293,004)
Purchase of Diabetic Plus, Inc.	–	(1,807,600)

Net cash flows from investing activities	(65,644)	(2,100,604)

Cash flows from financing activities:
Payments on capital lease obligations	(50,982)	(52,756)
Proceeds from long-term debt	5,430	22,188
Payment of dividends on preferred stock	(3,260)	(21,379)
Payments on long-term debt	(2,873)	(142,691)
Net proceeds from sale of common stock	–	105,328
Net proceeds from issuance of preferred stock and warrants (net of direct costs of $580,000)	–	5,420,000

Net cash flows from financing activities	(51,685)	5,330,690

Net change in cash and cash equivalents	(17,270)	352,163

Cash and cash equivalents at beginning of the period	45,946	25,160

Cash and cash equivalents at end of the period	$28,676	$377,323

The accompanying notes are an integral part of the consolidated financial statements.

CERTIFIED DIABETIC SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Nine Months Ended September 30,
	2009	2008
	(Unaudited)	(Unaudited)
Supplemental disclosure of cash flow information:

Interest paid in cash	$7,133	$9,793

Income taxes paid in cash	$–	$–

Non-cash investing and financing activities:

Property and equipment purchased under leasing arrangements	$41,234	$93,793

Issuance of warrants to purchase 1,500,000 shares of common stock in connection with the DPI acquisition (Note 2)	$–	$41,550

The accompanying notes are an integral part of the consolidated financial statements.

CERTIFIED DIABETIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION:

Basis of presentation:

The accompanying unaudited consolidated financial statements as of September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008 are unaudited, but have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes that would be presented in annual financial statements. However, the unaudited consolidated financial information included in this report includes all adjustments which are, in the opinion of management, necessary to fairly present the consolidated financial position and the consolidated results of operations for the interim periods presented. The operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results for the year ending December 31, 2009. The condensed consolidated financial statements included in this report should be read in conjunction with management’s discussion and analysis and the consolidated financial statements for the years ended December 31, 2008 and 2007, and notes thereto.

Liquidity and management’s plans:

We incurred cumulative operating losses in recent years and have a working capital deficiency of $5,420,252 at September 30, 2009. These conditions raise substantial doubt surrounding our ability to continue as a going concern for a reasonable period. Our management is executing certain plans, including raising capital and curtailing costs, to alleviate the negative trends and conditions described above. There can be no assurances that our management will be successful in raising additional capital based upon reasonable terms and rates, if at all, or that sufficient levels of cost reductions can be achieved. Our ability to continue as a going concern is dependent on our ability to raise additional capital. Ultimately, our ability to continue as a going concern is dependent upon the achievement of profitable operations. The accompanying financial statements do not include any adjustments that arise from this uncertainty.

Subsequent events:

The Company has evaluated subsequent events that occurred after September 30, 2009 through the date that the financial statements were issued on November 13, 2009.

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

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (“Codification”). The Codification is the single source for all authoritative Generally Accepted Accounting Principles (“GAAP”) recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The implementation of the Codification did not impact our financial statements or disclosures other than references to authoritative accounting literature are now made in accordance with the Codification.

In May 2009, the FASB issued guidance under ASC 855 “Subsequent Events” which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance required the Company to disclose the date through which the Company has evaluated subsequent events and the basis for the date. The guidance was effective for interim periods which ended after June 15, 2009. See Note 1, “Basis of Presentation,” for disclosure of the date to which subsequent events are disclosed.

CERTIFIED DIABETIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION (Continued):

Recent accounting pronouncements (Continued):

In June 2008, the FASB issued authoritative guidance as required by the “Derivative and Hedging” ASC Topic 815-10-15-74 in Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock,. The objective is to provide guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock and it applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative, for purposes of determining whether that instrument or embedded feature qualifies for the first part of the scope exception. This Issue also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock, regardless of whether the instrument has all the characteristics of a derivative. We currently have warrants that embody terms and conditions that require the reset of their strike prices upon our sale of shares or equity-indexed financial instruments at amounts less than the conversion prices. These features will no longer be treated as “equity” once it becomes effective. Rather, such instruments will require classification as liabilities and measurement at fair value. Early adoption is precluded. This standard did not have a material impact on the financial statements due to the Company’s warrants previously requiring liability classification. See Note 8 Derivative Liabilities of the consolidated financial statements for additional disclosure data.

In March 2008, the FASB issued guidance under ASC 815 “Derivatives and Hedging”. The guidance is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company has provided the required disclosures in the accompanying Notes to Condensed Consolidated Financial Statements. See Note 8 Derivative Liabilities of the consolidated financial statements for additional disclosure data.

In December 2007, the FASB issued revised guidance under ASC 805 “Business Combinations”, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. ASC 805 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of ASC 805 did not have a material impact on the Company’s financial position, results of operations or cash flows because the Company has not been involved in any business combinations during the nine months ended September 30, 2009.

In December 2007, the FASB issued guidance under ASC 810 “Consolidation” This guidance establishes new accounting and reporting standards for the Non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance will change the classification and reporting for minority interest and non-controlling interests of variable interest entities. The guidance requires the minority interest and non-controlling interest of variable interest entities to be carried as a component of stockholders’ equity. Accordingly we will reflect non-controlling interest in our consolidated variable interest entities as a component of stockholders’ equity. This guidance is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The Company adopted this guidance beginning January 1, 2009. Since we do not currently have minority interest or Variable Interest Entities consolidated in our financial statements, adoption of this guidance has no impact on the Company’s financial statements.

In July 2006, the FASB issued guidance under ASC 740 “Income Taxes”. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial. It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, on a tax return. The adoption of this guidance did not have any impact on our financial statements.

CERTIFIED DIABETIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – PURCHASE OF DIABETIC PLUS, INC.:

On February 5, 2008, we (through our wholly-owned subsidiary, Diabetic Plus Acquisition, Inc.) completed the acquisition of substantially all of the assets, tangible and intangible, except that we did not acquire accounts receivable, of Diabetic Plus, Inc. (“DPI”), which was engaged in the marketing and distribution of diabetic products through an Internet-based member patient ordering system. We did not assume any liabilities. We acquired DPI for two principal reasons. First, the assets that we acquired included a revenue-generating customer list that would serve to increase our product sales. Second, the DPI acquisition allows us to rapidly enter Internet-based sales platforms that will be used to promote DPI products, our existing products and other offerings that we may develop in future periods. The purchase price for the DPI assets amounted to $1,697,343, which was paid in cash of $1,655,793 and warrants to purchase 1,500,000 shares of our common stock (over a period of three years following the purchase, at a strike price of $0.14) that had a fair value of $41,550, using the Black-Scholes-Merton valuation technique (significant assumptions: trading market value-$0.13; term-term to maturity, or three years; volatility-132.88%, which is our historical trading volatility; risk-free rate-2.08%, which is the yield on zero coupon government securities with remaining terms of three years). We also issued a Non-Negotiable Non-Interest Bearing Promissory Note in the original principal amount of $763,102 (the “Note”) to DPI, however, due to DPI’s breach of numerous representations and warranties in the purchase agreement, we exercised our contractual set-off right contained in the Note and purchase agreement. Please see the section entitled “Legal Proceedings” related to litigation that subsequently arose as a result of this acquisition. We also incurred direct, incremental expenses of $151,807 related to the purchase, which principally related to legal and broker fees. There are no components of the purchase price that are contingent in nature.

CERTIFIED DIABETIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – PURCHASE OF DIABETIC PLUS, INC. (CONTINUED):

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

The operations arising from the DPI purchase are included in our operations commencing with the date of acquisition, which was February 5, 2008. The following table illustrates the unaudited pro forma effects on our operations of DPI as if it had been acquired at the beginning of our quarterly period ended September 30, 2008.

Nine Months Ended September 30, 2008
Product sales	$6,376,636
Net loss	4,192,950
Loss applicable to common stockholders	(3,327,087)
Loss per common share—basic and diluted	(0.07)

Unaudited pro forma information is not necessarily indicative of the results that would have been achieved had we completed the purchase of DPI at the beginning of our year ended December 31, 2008.

NOTE 3 – PROPERTY AND EQUIPMENT:

Property and equipment consisted of the following at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008

Computer equipment and software	$1,054,864	$997,972
Furniture, fixtures and office equipment	447,172	501,593
Machinery and equipment	64,869	68,758
Leasehold improvements	152,559	150,592

	1,719,464	1,718,915
Accumulated depreciation and amortization	(683,896)	(685,187)

	$1,035,568	$1,033,728

Depreciation expense amounted to $105,036 and $70,256 for the nine months ended September 30, 2009 and 2008, respectively.

CERTIFIED DIABETIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – INTANGIBLE ASSETS

Intangible assets consisted of the following at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008

Patient list	$1,796,802	$1,796,802
Non-competition agreement	20,000	20,000

	1,816,802	1,816,802
Accumulated depreciation and amortization	(316,077)	(170,008)

	$1,500,725	$1,646,794

Amortization expense amounted to $146,069 and $122,251 during the nine months ended September 30, 2009 and 2008 respectively.

Patient lists are being amortized over an estimated life of 10 years. The non-competition agreement is being amortized over 2 years. We developed our estimates of useful lives applying the guidance of the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 350 Intangible Assets-Goodwill and Other (“ASC 350”). A life of 10 years was established for customer lists because we have concluded, based upon all facts and circumstances, including actual attrition rates, that the Company will derive a benefit for that period. A life of 2 years was established for the non-competition agreement based upon the contractual term. Useful lives are subject to periodic evaluation if circumstances should change. Changes in lives, if ever, will be accounted for prospectively. The weighted average life of our intangible assets at September 30, 2009 is 8.33 years.

Estimated future amortization expense for each period ending is as follows:

Amortization
Three months ending December 31, 2009	$68,322
Year ending December 31:
2010	176,358
2011	175,525
2012	175,525
2013	175,525
2014	175,525
Thereafter	553,945

$1,500,725

CERTIFIED DIABETIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – LONG-TERM DEBT:

Long-term debt consisted of the following at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008

Non-interest bearing note payable to vendor, due on September 30, 2009 pursuant to a settlement arrangement during the current fiscal quarter	$41,407	$54,253
Notes payable under vendor credit agreement that provides for 2.3% interest and is due on demand	20,884	18,327

	62,291	72,580
Less current maturities	(62,291)	(72,580)

	$–	$–

We have been engaged in the restructuring of certain of our liabilities and debt arrangements. During the nine months ended September 30, 2009 and 2008, we obtained settlement relief related to our long-term debt in the amounts of $12,846 and $23,014, respectively. These amounts were recorded as settlement gains in the accompanying financial statements. There can be no assurances that we will be successful in further restructuring of our liabilities.

NOTE 6 – STOCKHOLDERS EQUITY (DEFICIT):

Stock Option Plans:

Stock option activity for the years ended December 31, 2008 and 2007 and the nine months ended September 30, 2009 is as follows:

	Common Shares Linked to Options	Range of Strike Price

Outstanding at January 1, 2007	8,525,000	$0.17
Granted	2,885,000	0.18
Exercised	–	–
Expired	–	–

Outstanding at December 31, 2007	11,410,000	0.17—0.18
Granted	350,000	0.20
Exercised	–	–
Expired or cancelled	(50,000)	(0.17)

Outstanding at December 31, 2008	11,710,000	0.17—0.20
Granted	–	–
Exercised	–	–
Expired	–	–

Outstanding at September 30, 2009	11,710,000	$0.17—0.20

Exerciseable at September 30, 2009	11,710,000

We granted no stock options during the nine months ended September 30, 2009 or 2008.

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

CERTIFIED DIABETIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – STOCKHOLDERS EQUITY (DEFICIT):

Warrants:

Warrants outstanding have been issued to purchase common stock at prices ranging from $0.05 to $0.15 per share and expire between September 2010 and November 2011. Warrant activity for the years ended December 31, 2008 and 2007 and the nine months ended September 30, 2009 is as follows:

	Common Shares Linked to Warrants	Weighted Average Strike Price

Outstanding at January 1, 2007	3,036,800	$0.05
Issued	58,400,000	0.15
Exercised	–	–
Expired	–	–

Outstanding at December 31, 2007	61,436,800	0.12
Issued	88,900,000	0.12
Exercised	(2,920,000)	(0.05)
Expired or cancelled	–	–

Outstanding at December 31, 2008	147,416,800	0.13
Issued	–	–
Exercised	(8,558,400)	(0.07)
Expired	–	–

Outstanding at September 30, 2009	138,858,400	$0.13

Exerciseable at September 30, 2009	138,858,400

We issued no warrants during the nine months ended September 30, 2009. During the nine months ended September 30, 2008, we issued warrants to investors and brokers that are linked to an aggregate of 87,400,000 shares of our common stock. See Note 7 for information regarding our financing arrangements and our valuation of the warrants. We also issued warrants that are linked to an aggregate of 1,500,000 shares of our common stock to the seller in the DPI purchase transaction. See Note 2 for information regarding our purchase of DPI and our valuation of the warrants.

During the nine months ended September 30, 2009, investors exercised an aggregate of 8,558,400 warrants on a cash-less basis that was provided for in the warrant agreements and resulted in the issuance 3,915,067 shares of our common stock. Of the warrants exercised, an aggregate of 8,500,000 were classified in liabilities at the time of exercise. Accordingly, on the date of exercise these warrants were first remeasured at fair value (amounting to $206,277) with a charge to our income and then reclassified to stockholders’ equity. During the year ended December 31, 2008, an aggregate of 2,920,000 warrants were exercised, some of which on a cashless basis as provided in the warrant agreements, resulting in the issuance of 2,319,704 shares of our common stock.

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

During the nine months ended September 30, 2008, 398 shares of Series B Preferred Stock were converted into 746,000 shares of common stock. This conversion was completed under the standard terms of the Certificate of Designations underlying our Series B Preferred Stock.

CERTIFIED DIABETIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – REDEEMABLE PREFERRED STOCK:

We are authorized to designate and issue up to 10,000,000 shares of $0.01 par value preferred stock. As of September 30, 2009 and December 31, 2008, our issued and outstanding redeemable preferred stock consisted of the following:

	September 30, 2009	December 31, 2008

Series C Convertible Preferred Stock, par value $0.01, stated value $1.00, 2,750,000 shares designated, issued and outstanding (Liquidation Preference $2,750,000)	$2,750,000	$2,750,000
Series D Convertible Preferred Stock, par value $0.01, stated value $1.00, 6,000,000 shares designated, issued and outstanding (Liquidation Preference $6,000,000)	6,000,000	6,000,000

	$8,750,000	$8,750,000

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

CERTIFIED DIABETIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – DERIVATIVE FINANCIAL INSTRUMENTS:

Fair Value Disclosures:

ASC 820-10-50 provides requirements for disclosure of liabilities that are measured at fair value on a recurring basis in periods subsequent to the initial recognition. Financial instruments arising from the three preferred stock and warrant financing arrangements that are measured at fair value on a recurring basis are (i) the investor warrants, (ii) the agent warrants and (iii) the compound derivative bifurcated from the Series C Preferred and Series D Preferred, respectively.

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

	September 30,		Initial Recognition
	2009	2008
September 17, 2007 financing arrangement:
Investor Tranche 1	$340,000	$130,000	$1,037,500
Investor Tranche 2	732,500	592,500	1,762,500
Placement Agent Tranche 1	78,540	45,760	247,280
Placement Agent Tranche 2	20,400	10,400	83,000
Placement Agent Tranche 3	43,950	47,400	141,000
Compound derivatives	–	–	–

Fair values	$1,215,390	$826,060	$3,271,280

Income (expense) three months	14,540	2,517,680

Income (expense) nine months	2,903,600	3,676,740

Significant assumptions (or ranges):
Trading market values (1)	$0.10	$0.85	$0.105
Term (years) (3)	0.96–2.96	1.96–3.96	3.00–5.00
Volatility (1)	159.02%–205.81%	124.62%–142.00%	134.57%–148.61%
Risk-free rate (2)	0.40%–1.45%	2.00%–2.28%	4.11%–4.21%

CERTIFIED DIABETIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – DERIVATIVE FINANCIAL INSTRUMENTS:

Fair Value Disclosures:

	December 31,		Initial Recognition
	2008	2007
September 17, 2007 financing arrangement:
Investor Tranche 1	$1,250,000	$1,550,000	$1,037,500
Investor Tranche 2	2,280,000	2,275,000	1,762,500
Placement Agent Tranche 1	352,440	371,800	247,280
Placement Agent Tranche 2	100,000	124,000	83,000
Placement Agent Tranche 3	182,400	182,000	141,000
Compound derivatives	–	–	–

Fair values	$4,164,840	$4,502,800	$3,271,280

Significant assumptions (or ranges):
Trading market values (1)	$0.20	$0.15	$0.105
Term (years) (3)	1.71–3.71	2.72–4.72	3.00–5.00
Volatility (1)	152.98%–163.91%	133.61%–136.28%	134.57%–148.61%
Risk-free rate (2)	0.76%–1.00%	3.07%–3.45%	4.11%–4.21%

	September 30,		Initial Recognition
	2009	2008
February 5, 2008 financing arrangement:
Investor Tranche 1	$420,000	$127,500	$692,500
Investor Tranche 2	770,000	695,000	1,552,500
Placement Agent Tranche 1	–	35,413	165,973
Placement Agent Tranche 2	33,600	10,200	55,400
Placement Agent Tranche 3	61,600	55,600	124,200
Compound derivatives	–	–	–

Fair values	$1,285,200	$923,713	$2,590,573

Income (expense) three months	64,800	2,884,460

Income (expense) nine months	2,718,760	1,666,860

Significant assumptions (or ranges):
Trading market values (1)	$0.10	$0.85	$0.13
Term (years) (3)	1.35–3.35	2.35–4.35	3.00–5.00
Volatility (1)	151.72%–193.88%	119.65%–141.43	132.88%–139.81%
Risk-free rate (2)	0.40%–1.45%	2.00%–2.98%	2.08%–2.66%

CERTIFIED DIABETIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED):

	December 31,		Initial Recognition
	2008	2007
February 5, 2008 financing arrangement:
Investor Tranche 1	$1,125,000	–	$692,500
Investor Tranche 2	2,420,000	–	1,552,500
Placement Agent Tranche 1	273,920	–	165,973
Placement Agent Tranche 2	90,000	–	55,400
Placement Agent Tranche 3	193,600	–	124,200
Compound derivatives	–	–	–

Fair values	$4,102,520	–	$2,590,573

Significant assumptions (or ranges):
Trading market values (1)	$0.20	–	$0.13
Term (years) (3)	2.10–4.10	–	3.00–5.00
Volatility (1)	149.53%–151.19%	–	132.88%–139.81%
Risk-free rate (2)	0.76%–1.55%	–	2.08%–2.66%

	September 30,		Initial Recognition
	2009	2008
June 24, 2008 financing arrangement:
Investor Tranche 1	$322,500	$165,000	$580,000
Investor Tranche 2	488,750	407,500	1,160,000
Placement Agent Tranche 1	–	40,107	136,107
Placement Agent Tranche 2	25,800	13,200	46,400
Placement Agent Tranche 3	39,100	32,600	92,800
Compound derivatives	–	–	–

Fair values	$876,150	$658,407	$2,015,307

Income (expense) three months	(81,000)	1,422,686

Income (expense) nine months	1,287,540	1,356,900

Significant assumptions (or ranges):
Trading market values (1)	$0.10	$0.85	$0.18
Term (years) (3)	1.73–3.73	2.73–4.73	3.00–5.00
Volatility (1)	155.76%–194.53%	141.19%–142.62%	136.93%–141.71%
Risk-free rate (2)	0.95%–1.45%	2.28%–2.98%	3.14%–3.52%

CERTIFIED DIABETIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED):

	December 31,		Initial Recognition
	2008	2007
June 24, 2008 financing arrangement:
Investor Tranche 1	$591,250	–	$580,000
Investor Tranche 2	1,337,500	–	1,160,000
Placement Agent Tranche 1	142,507	–	136,107
Placement Agent Tranche 2	47,300	–	46,400
Placement Agent Tranche 3	107,000	–	92,800
Compound derivatives	–	–	–

Fair values	$2,225,557	–	$2,015,307

Significant assumptions (or ranges):
Trading market values (1)	$0.20	–	$0.18
Term (years) (3)	2.48–4.48	–	3.00–5.00
Volatility (1)	141.54%–149.75%	–	136.93%–141.71%
Risk-free rate (2)	0.76%–1.55%	–	3.14%–3.52%

Fair value hierarchy:

(1)	Level 1 inputs are quoted prices in active markets for identical assets and liabilities, or derived there from. Our trading market values and the volatilities that are calculated thereupon are level 1 inputs.
(2)	Level 2 inputs are inputs other than quoted prices that are observable. We use the current published yields for zero-coupon US Treasury Securities, with terms nearest the remaining term of the warrants for our risk free rate.
(3)	Level 3 inputs are unobservable inputs. Inputs for which any parts are level 3 inputs are classified as level 3 in their entirety. The remaining term used equals the remaining contractual term as our best estimate of the expected term. The credit-risk adjusted yield utilizes publicly available bond rates and the US Treasury Yields referred to above. However, we do not have a credit-standing and, therefore, we estimate our standing among various reported levels and grades. During all periods we estimated that our standing was in the speculative to high-risk grades (lower C range in the Standard and Poors Rating).

NOTE 9 – COMMITMENTS AND CONTINGENCIES:

Operating Leases:

We lease our principal operating facility under an arrangement that expires on November 30, 2011. Scheduled lease commitments under this operating lease are as follows:

Amount
Three months ending December 31, 2009	$47,428
Year ending December 31:
2010	198,105
2011	176,354
2012	5,546
2013	4,159

$431,592

CERTIFIED DIABETIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – COMMITMENTS AND CONTINGENCIES:

We also rent other facilities and equipment under month to month arrangements. Total rent expense amount to $137,009 and $183,343 during the nine months ended September 30, 2009 and 2008, respectively.

Capital Leases:

We have certain equipment leases that have been recorded as capital lease obligations. Scheduled lease commitments under these capital lease arrangements are as follows:

Amount
Three months ending December 31, 2009	$23,129
Year ending December 31:
2010	80,641
2011	71,258
2012	27,750
2013	4,689

207,467
Less amount representing interest	(31,792)

175,675
Current maturities of capital lease obligations	(83,607)

Non-current maturities of capital lease obligations	$92,068

Guarantee of Lease:

Commencing January 1, 2009, we are the guarantor of an unrelated party’s sublease obligations of our former corporate offices. Non-cancellable minimum lease payments under this lease aggregate approximately $584,000 through May 31, 2012. We account for this guarantee under ASC 460-10, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which requires certain guarantees, such as our lease guarantee to be recorded at fair value. Accordingly, on the effective date of our guarantee, we have recorded the fair value of our contingent obligation under this arrangement in the amount of $23,908. We calculated the fair value using future discounted cash flows ($403,000 in the aggregate) under multiple, probability weighted outcomes. Those outcomes include assumptions related the periods of potential default in future periods based upon our views of the credit worthiness of the primary obligor and assumptions related to the potential for further subleasing under various scenarios. For purposes of discount rates, we use credit-risk adjusted bond yield curves from publicly available surveys in categories of credit risk (as published by Standard & Poors and Moodys) we consider similar to our credit risk, with is speculative to highly speculative. Those rates ranged from 15.6% to 21.26% over the period of our contingent commitment. There have been no material changes in the fair value of our liability as of September 30, 2009.

CERTIFIED DIABETIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – COMMITMENTS AND CONTINGENCIES:

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

The Company is dependent on third-party manufacturers and distributors for all of its diabetic supplies. Two suppliers accounted for 89% and 97% of the Company’s total purchases for the nine months ended September 30, 2009 and the year ended December 31, 2008, respectively.

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

National Supplier Clearing House Medicare Investigation. On September 20, 2009, the Company received notification from the National Supplier Clearinghouse (“NSC”) that the Company’s wholly-owned subsidiary, Certified Diabetic Supplies, Inc., had allegedly violated Supplier Standard Number Seven, which states that each Medicare supplier must maintain its own physical facility and cannot share a physical facility unless those businesses have “distinct lines of business.” The NSC suspended the Company’s Medicare provider number on October 17, 2009 pending a response to these allegations from the Company. The Company vigorously disputes the allegations of the NSC and on October 14, 2009, the Company filed a Corrective Action Plan (“CAP”) with the NSC stating that the subject companies have always had distinct business lines and that there has never been an overlapping of products and services between the two companies; and therefore, it was permissible for the two companies to share a physical facility. The Company believes the CAP will be accepted by the NSC on or before December 15, 2009. If the CAP is accepted, the Company believes its Medicare provider number and the associated billing privileges will be reinstated retroactively to October 17, 2009.

Based upon evaluation of these contingencies under ASC 450, Accounting for Contingencies, our management has concluded that the likelihood of an unfavorable outcome to these matters is not probable and accordingly has not accrued for any loss. Our estimates are subject to change. A change, if any, will be accounted for prospectively.

CERTIFIED DIABETIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – INCOME (LOSS) PER COMMON SHARE:

We account for (loss) income per common share in accordance with ASC 260, Earnings per Share (“ASC 260”). Basic (loss) income per share represents our income loss applicable to common shareholders divided by the weighted average number of shares of common stock outstanding during each period. It excludes the dilutive effects of potentially issuable common shares such as those related to our convertible preferred stock and warrants, and employee stock options. Diluted (loss) income per share is calculated by including potentially dilutive share issuances in the denominator. For stock options and warrants that are indexed to common stock, we apply the treasury stock method to determine the number of dilutive shares. For convertible instruments, such as our convertible preferred stock, we use the if-converted method. The following table provides the components of the numerator and denominator in our computations:

	Three months ended September 30,
	2009		2008
Numerators:

Net income (loss)	$(285,289)		$6,002,414
Adjustments to reconcile net income (loss) to income (loss) applicable to common stockholders:
Preferred stock dividends	(227,705)		(262,719)
Accretion of preferred stock	–		–

Numerator for income (loss) per common share-basic	(512,994)		5,739,695
Adjustment for the if-converted method	–		262,719

Numerator for income (loss) per common share-diluted	$(512,994)		$6,002,414

Denominators:

Denominator for income (loss) per common share-basic:
Weighted average common shares outstanding	60,585,221		56,016,154
Adjustments:
Preferred stock	(a	)	136,060,000
Employee stock options	(a	)	(a	)
Warrants	(a	)	333,548
Derivative put warrants	(a	)	42,875,000

Denominator for income (loss) per common share-diluted	60,585,221		235,284,702

(a)	The effects of these equity-linked contracts were excluded from the denominator because the effect was anti-dilutive.

CERTIFIED DIABETIC SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – INCOME (LOSS) PER COMMON SHARE (CONTINUED):

	Nine months ended September 30,
	2009		2008
Numerators:

Net income (loss)	$6,058,565		$4,223,321
Adjustments to reconcile net income (loss) to income (loss) applicable to common stockholders:
Preferred stock dividends	(680,543)		(6,932,439)
Accretion of preferred stock	–		(587,598)

Numerator for income (loss) per common share-basic	5,378,022		(3,286,716)
Adjustment for the if-converted method	680,543		–

Numerator for income (loss) per common share-diluted	$6,058,565		$(3,286,716)

Denominators:

Denominator for income (loss) per common share-basic:
Weighted average common shares outstanding	58,898,332		50,504,450
Adjustments:
Preferred stock	135,000,000		(a	)
Employee stock options	(a	)	(a	)
Warrants	274,687		(a	)
Derivative put warrants	73,558,824		(a	)

Denominator for income (loss) per common share-diluted	267,731,843		50,504,450

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

Our accounts receivable are generally due from Medicare, private insurance companies, Medicaid and the Company’s customers. The collection process is time-consuming, complex and typically involves the submission of claims to multiple payers whose payment of claims may be contingent upon the payment of another payer. As a result, collection efforts may be active up to 18 months from the initial billing date. In accordance with applicable regulatory requirements, we make reasonable and appropriate efforts to collect our accounts receivable, including deductible and co-payment amounts, in a consistent manner for all payer classes. As of September 30, 2009 and December 31, 2008, allowances for doubtful accounts are based upon increasing percentages of each aging category ranging from 1% for current balances up to 55% for amounts greater than 180 days.

We have identified eight major factors that are reasonably likely to impact our allowance account and net income both in a positive and negative way. The factors that could impact the allowance in a positive way would include the elimination of third party administrating to direct billing to all insurance companies, reduction in regulatory requirements, electronic billing for all secondary claims and faster payment terms by insurance companies. Factors that could impact our allowance in a negative way include increased regulatory requirements, extended payment terms by insurance companies, reduced payments schedules by insurance companies and the general decline of the economy. We have provided eight scenarios in our sensitivity analysis in addition to our historical reporting. We have assumed a 5% increase or decrease for each factor in our table. We have further assumed that each factor will have a cumulative 5% affect on the allowance account. Scenario 1 assumes all four positive factors would be present thus reducing our allowance account to 80% of our historical allowance provision. Scenario 2 assumes three positive factors are present or a 15% reduction. Scenario 3 assumes two positive factors or 10% reduction. Scenario 4 assumes one positive factor or 5% reduction. Scenario 5 assumes one negative factor causing the allowance to increase by 5%. The remaining three scenarios increase by 5% assuming two, three and four negative factors would be present. We foresee, given the technology advances in medical billing in the last three years, it is reasonable likely that third party administrators could be eliminated and direct billing to insurance companies will become much more prominent in the next two years. Additionally, electronic billing of secondary and Medicaid secondary claims will become standardized similar to electronic primary billing protocols. Faster payment terms or reduced payment schedules most likely will follow regulatory changes both with Medicare and private insurance companies. The general economy remains weak. The economic effect on private insurance companies could force them to extend payment schedules and delay payments to medical supply providers similar to the Company. The Company has recently experienced delayed payments with smaller third party administrators.

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

Our returns and contractual adjustments for the nine months ended September 30, 2009 and 2008 were 2.7% and 2.0%, respectively, reflecting an increase of .07% from 2009 to 2008. We stabilized our contractual adjustments due to improved billing procedures, designed to minimize contractual allowances by setting rates near our third-party payer rates, and implementing controls that we believe made our billing process much more efficient resulting in a greater likelihood in collecting our accounts receivables. We have reserved total allowances, representing bad debts, returns and contractual allowances of 12.2% and 11.3% of our accounts receivable as of September 30, 2009 and December 31, 2008. The following table details the activity in our accounts receivable valuation reserves for the nine months ended September 30, 2009 and the year ended December 31, 2008:

Accounts Receivable Reserve Analysis

Description	Beginning Balance	Provision Current Year	Returns & Allowances Current Year	Returns & Allowances Prior Year	Bad Debts Current Year	Bad Debts Prior Year	Ending Balance

For the nine months ending September 30, 2009	$167,450	$499,408	$(133,065)	$(34,100)	$(245,477)	$(87,716)	$166,500

For calendar year ending December 31, 2008	$72,500	$365,897	$(67,902)	$(65,996)	$(122,409)	$(14,640)	$167,450

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

Due to a recent general degradation in our accounts receivable aging, which we attribute to general economic conditions, we have increased our bad debt provisions by 51% for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. We recorded a bad debt allowance of $166,500 during the nine months ended September 30, 2009, compared to $110,000 during the nine months ended September 30, 2008. We are aware of the general shifting of our accounts receivables into older aging categories, specifically, the patient-pay accounts receivable outstanding in excess of 120 days. However, we believe that our bad debt allowance remains adequate based on our historical collection of accounts receivable in this category. Furthermore, we have engaged an independent collection agency to pursue some of our older patient-pay accounts receivable with favorable results. Management will continue to monitor our accounts receivable closely and will make appropriate adjustments to our bad debt allowance as necessary.

The following tables detail our gross accounts receivable balances by aging category from the billing date for each payer at September 30, 2009 and December 31, 2008.

Certified Diabetic Services, Inc.

Accounts Receivable Aging

As of September 30, 2009

Payor Category	1-30	31-60	61-90	90-120	Over 120	Total	Percentage of Total
Medicare	$167,653	$6,311	$3,723	$14,897	$46,167	$238,751	17.4%
Percentage of category	70.2%	2.6%	1.6%	6.2%	19.3%	100.0%
Primary Insurance	$263,318	$30,275	$14,655	$20,202	$60,829	$389,279	28.4%
Percentage of category	67.6%	7.8%	3.8%	5.2%	15.6%	100.0%
Secondary Insurance	$75,142	$5,611	$4,615	$6,991	$50,603	$142,962	10.4%
Percentage of category	52.6%	3.9%	3.2%	4.9%	35.4%	100.0%
Medicaid	$31,966	$8,859	$9,287	$8,277	$74,100	$132,489	9.7%
Percentage of category	24.1%	6.7%	7.0%	6.2%	55.9%	100.0%
Patient Pay	$47,793	$27,906	$24,717	$26,862	$505,648	$632,926	46.2%
Percentage of category	7.6%	4.4%	3.9%	4.2%	79.9%	100.0%
Total Gross Accounts Receivable	$585,872	$78,962	$56,997	$77,229	$737,347	$1,536,407	112.2%

Less Allowance						$(166,500)	-12.2%

Net Accounts Receivable						$1,369,907	100.0%

Certified Diabetic Services, Inc.

Accounts Receivable Aging

As of December 31, 2008

Payor Category	1-30	31-60	61-90	90-120	Over 120	Total	Percentage of Total
Medicare	$384,047	$16,407	$15,478	$7,529	$56,742	$480,203	32.4%
Percentage of category	80.0%	3.4%	3.2%	1.6%	11.8%	100.0%
Primary Insurance	$374,775	$31,168	$15,526	$11,476	$31,252	$464,197	31.3%
Percentage of category	80.7%	6.7%	3.3%	2.5%	6.7%	100.0%
Secondary Insurance	$94,168	$12,546	$8,118	$6,887	$25,743	$147,462	9.9%
Percentage of category	63.8%	8.5%	5.5%	4.7%	17.5%	100.0%
Medicaid	$35,331	$10,073	$8,427	$8,674	$21,571	$84,076	5.7%
Percentage of category	42.0%	12.0%	10.0%	10.3%	25.7%	100.0%
Patient Pay	$106,545	$41,469	$30,683	$28,723	$266,984	$474,405	32.0
Percentage of category	22.5%	8.7%	6.5%	6.1%	56.3%	100.0%
Total Gross Accounts Receivable	$994,866	$111,663	$78,232	$63,289	$402,292	$1,650,343	111.3%

Less Allowance						(167,450)	11.3%

Net Accounts Receivable						$1,482,893

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

Derivative Financial Instruments:

Derivative financial instruments, as defined in the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 815, Accounting for Derivative Financial Instruments and Hedging Activities (“ASC 815”), consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets. We generally do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we have entered into arrangements involving certain other financial instruments and contracts, such as our convertible preferred stock and warrant financing arrangements, with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by ASC 815, these instruments are required to be carried as derivative liabilities, at fair value with changes in fair value reflected in our income (loss). Accordingly, these estimation processes and how we compute fair value may have a significant effect on our earnings in future periods.

We estimate fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective measuring fair values. In selecting the appropriate technique, we consider, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, we generally use the Black-Scholes-Merton (“BSM”) option valuation technique, adjusted for the effect of dilution, because it embodies all of the requisite assumptions (including trading volatility, estimated terms, dilution and risk free rates) necessary to fair value these instruments. For compound derivative instruments, comprising certain redemption and put features embodied in our convertible preferred stock, we use discounted cash flow models involving multiple, probability-weighted outcomes and risk-adjusted rates. We concluded based upon this technique that the fair value of the compound derivatives was de minimus as of September 30, 2009 and December 31, 2008. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques (such as BSM) are highly volatile and sensitive to changes in the trading market price of our common stock, which has a high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, our income (loss) will reflect the volatility in these estimate and assumption changes.

Fair Value Measurements:

Fair value measurement requirements are embodied in certain accounting standards applied in the preparation of our financial statements. Significant fair value measurements resulted from the application of ASC 815 and Accounting Standards Codification 480-10, Distinguishing Liabilities from Equity (“ASC 480-10”), to our preferred stock and warrant financing arrangements and ASC 718 to our share-based payment arrangements. ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 was effective for our fiscal year beginning January 1, 2008. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this standard does not require any new fair value measurements. Adoption of this standard did not result in a material financial affect.

Accounting Standards Codification 825-10, Implementation Guidance and Illustrations of Financial Instruments (ASC 825-10), permits entities to choose to measure many financial instruments and certain other items at fair value. It was effective for our year beginning January 1, 2008. Upon its adoption at this time, we do not intend to reflect any of our current financial instruments at fair value (expect that we are required to carry our derivative financial instruments at fair value under ASC 815). However, we will consider the appropriateness of recognizing financial instruments at fair value on a case by case basis as they arise in future periods.

Share-Based Payment:

We apply the grant-date fair value method to our share-based payment arrangements with employees under the rules provided in Accounting Standards Codification 718 Accounting for Share-Based Payment (“ASC 718”). For share-based payment transactions with parties other than employees we apply ASC 505-50, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Under ASC 718, share-based compensation cost to employees is measured at the grant date fair value based on the value of the award and is recognized over the service period, which is usually the vesting period for employees. Share-based payments to non-employees are recorded at fair value on the measurement date and reflected in expense over the service period.

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

Uncertain Tax Positions:

The amount of income taxes and related income tax positions taken is subject to audits by federal and state tax authorities. While, as of December 31, 2008, three years of our income tax returns are subject to audit by these authorities, we have received no indication that any audits are planned. Our estimate of the potential outcome of any uncertain tax position is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time, pursuant to ASC 740-10, Income Taxes (“ASC 740-10”). ASC 740-10 requires a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. Our policy is to record a liability for the difference between the benefit recognized and measured pursuant to ASC 740-10 and tax position taken or expected to be taken on the tax return. Then, to the extent that our assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. We report tax-related interest and penalties as a component of income tax expense. During the years ended December 31, 2008 and 2007, we have not concluded that any significant tax position requires recognition under ASC 740-10.

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

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (“Codification”). The Codification is the single source for all authoritative Generally Accepted Accounting Principles (“GAAP”) recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The implementation of the Codification did not impact our financial statements or disclosures other than references to authoritative accounting literature are now made in accordance with the Codification.

In May 2009, the FASB issued guidance under ASC 855 “Subsequent Events” which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance required the Company to disclose the date through which the Company has evaluated subsequent events and the basis for the date. The guidance was effective for interim periods which ended after June 15, 2009. See Note 1, “Basis of Presentation,” for disclosure of the date to which subsequent events are disclosed.

In June 2008, the FASB issued authoritative guidance as required by the “Derivative and Hedging” ASC Topic 815-10-15-74 in Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock,. The objective is to provide guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock and it applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative, for purposes of determining whether that instrument or embedded feature qualifies for the first part of the scope exception. This Issue also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock, regardless of whether the instrument has all the characteristics of a derivative. We currently have warrants that embody terms and conditions that require the reset of their strike prices upon our sale of shares or equity-indexed financial instruments at amounts less than the conversion prices. These features will no longer be treated as “equity” once it becomes effective. Rather, such instruments will require classification as liabilities and measurement at fair value. Early adoption is precluded. This standard did not have a material impact on the financial statements due to the Company’s warrants previously requiring liability classification. See Note 8 Derivative Liabilities of the consolidated financial statements for additional disclosure data.

In March 2008, the FASB issued guidance under ASC 815 “Derivatives and Hedging”. The guidance is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company has provided the required disclosures in the accompanying Notes to Condensed Consolidated Financial Statements. See Note 8 Derivative Liabilities of the consolidated financial statements for additional disclosure data.

In December 2007, the FASB issued revised guidance under ASC 805 “Business Combinations”, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. ASC 805 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of ASC 805 did not have a material impact on the Company’s financial position, results of operations or cash flows because the Company has not been involved in any business combinations during the nine months ended September 30, 2009.

In December 2007, the FASB issued guidance under ASC 810 “Consolidation” This guidance establishes new accounting and reporting standards for the Non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance will change the classification and reporting for minority interest and non-controlling interests of variable interest entities. The guidance requires the minority interest and non-controlling interest of variable interest entities to be carried as a component of stockholders’ equity. Accordingly we will reflect non-controlling interest in our consolidated variable interest entities as a component of stockholders’ equity. This guidance is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The Company adopted this guidance beginning January 1, 2009. Since we do not currently have minority interest or Variable Interest Entities consolidated in our financial statements, adoption of this guidance has no impact on the Company’s financial statements.

In July 2006, the FASB issued guidance under ASC 740 “Income Taxes”. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial. It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, on a tax return. The adoption of this guidance did not have any impact on our financial statements.

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Product Sales:

Our core business, generating nearly all of our sales revenues to date, is the sale of products required by diabetics to conduct and evaluate testing of their blood sugar levels. The blood sugar testing products consist of a “lancet,” used to prick the finger and obtain drops of blood for analysis, a “lancing device,” which houses and fires the lancet into the finger, a “strip,” on which an extracted drop of blood is placed, a “control solution,” placed on the strip to test the meter’s accuracy, and a blood glucose monitor or “meter,” which reads the drop of blood on the strip and provides a blood-sugar level result. All five of these test products are marketed and sold by us. In addition, we also market and sell insulin and syringes required by diabetics with insulin dependent diabetes. Revenues from the sale of insulin and syringes, however, represent an insignificant portion of our total sales revenues. We also offer a variety of meters purchased from four major manufacturers. Meters generally have a useful life of one to five years, and some first-time customers of ours who have been purchasing test products from other vendors choose to continue using the meter they already own. In many cases, customers requiring new meters purchase a model recommended by their physician. In other cases, our customer service representatives discuss with a customer the available models of meters and help the customer determine which to purchase.

Product sales for the three months ended September 30, 2009 amounted to $1,812,081 compared to $2,330,856 for the three months ended September 30, 2008, representing a decrease of $518,775 (or 22.3%). We believe the decrease in product sales for the three months ended September 30, 2009 is due largely to the current poor economic conditions and their relative effects on our customer base. As the economy has worsened, we believe the lack of comprehensive insurance coverage by some of our customers and the lack of disposable income for other customers has forced them to ration existing supplies of diabetic testing products, and in some instances, cease ordering all together. We anticipate that as overall economic conditions improve, our revenues will also improve. On February 5, 2008, we completed the acquisition of substantially all of the assets, tangible and intangible of Diabetic Plus, Inc. (“DPI”), which was engaged in the marketing and distribution of diabetic products through an Internet-based member patient ordering system. The operating results that DPI contributed to our results are fully reflected in each period.

Cost of Product Sales:

Cost of product sales for the three months ended September 30, 2009 amounted to $881,592 as compared to $1,106,121 for the three months ended September 30, 2008, representing a decrease of $224,529 (or 20.3%). The decrease in cost of product sales during this period is attributable to our shift to lower-cost products. Our cost of product sales as a percent of product sales decreased from 53% for the three months ended September 30, 2008 to 51% for three months ended September 30, 2009. This decrease is also a result of a shift to lower cost products. We added a lower cost product line for diabetes testing supplies in 2008 that enabled us to achieve higher gross profits. Since reimbursement fee schedules with Medicare and our managed care contracts do not change based upon products sold but rather on product billing codes, we are able to increase gross profits by getting better pricing through our vendor contracts.

Compensation:

Compensation expense for the three months ended September 30, 2009 amounted to $715,325 as compared to $1,067,857 for the three months ended September 30, 2008, reflecting a decrease of $352,532 (or 33.0%). The decrease is attributable to reductions in our overall headcounts principally from consolidation of responsibilities of former DPI employees with our pre-acquisition employee base. We have also reduced headcount during the current quarterly period pursuant to certain other of our cost cutting activities. We currently have no obligations for severance or other post-employment benefits. However, we continue to review our employment costs as a source for further cost reductions and may incur such costs in future periods as a result of these activities.

General and Administrative Expenses:

General and administrative expenses for the three months ended September 30, 2009 amounted to $403,768 as compared to $478,140 for the three months ended September 30, 2008, representing a decrease of $74,372 (or 15.6%). Our general and administrative expenses have generally increased due to higher professional services fees, such as legal, audit and accounting consultation services. We believe our expenses associated with professional fees will remain higher than historical amounts because, as a reporting company, we will be required to comply with the reporting requirements of the Securities and Exchange Act of 1934. These professional fees amounted to approximately $85,994 during the three months ended September 30, 2009, compared to $184,965 during the comparable period of the prior year. These higher professional costs have been partially offset by cost reductions, principally in occupancy costs, that resulted from the closing of our Sunrise, Florida operating facility in late 2008. We are continuing to consider and evaluate other cost savings and curtailment opportunities. However, there can be no assurances that we can materially curtail our general and administrative expenses while maintaining our current level of operations.

Advertising and Marketing Expenses:

Advertising and marketing expenses for the three months ended September 30, 2009 amounted to ($9,205) as compared to $418,453 in advertising and marketing expenses recognized for the three months ended September 30, 2008. Our significant level of advertising and marketing in the prior period arose from the significant efforts to promote the DPI Internet business. These and other advertising and marketing costs have been substantially curtailed, while we continue to develop our current customer base and review other revenue producing opportunities. We do not expect this low level of advertising and marketing during the current fiscal quarter to continue into future periods.

Depreciation and Amortization:

Depreciation and amortization for the three months ended September 30, 2009 amounted to $83,641 as compared to $54,792 for the three months ended September 30, 2008, representing an increase of $28,849. This increase relates to the disposal of certain assets at our Sunrise, Florida operating facility that we exited and, accordingly, no longer incur the associated depreciation expense.

Interest Expense:

Interest expense for the three months ended September 30, 2009 amounted to $8,570 as compared to $8,528 for the three months ended September 30, 2008. The increase is a result of higher average debt and capital lease balances during each of those years.

Derivative Income (Expense):

Derivative income (expense) comprises (i) changes in the fair value of our derivative financial instruments and (ii) day-one losses resulting from inception date derivative fair values greater than the underlying proceeds in our Series C and Series D Preferred Stock and warrant financing arrangements in February 2008 and June 2008. Derivative expense associated with post-inception changes in fair value amounted to $1,660 for the three months ended September 30, 2009, as compared to derivative income of $6,824,826 for the three months ended September 30, 2008.

The following tables summarize the effects on our income (loss) associated with changes in the fair values of our derivative financial instruments by financing arrangement for the three months ended September 30, 2009 and 2008:

	Three months ended September 30, 2009
	Compound Embedded Derivative	Warrant Derivatives	Total Derivatives

Financing arrangements giving rise to derivative financial instruments:

Changes in fair values of derivatives:
Series C Convertible Preferred Stock and warrant financing, dated September 17, 2007	$–	$14,540	$14,540
Series D Convertible Preferred Stock and warrant financing, dated February 5, 2008	–	64,800	64,800
Series D Convertible Preferred Stock and warrant financing, dated June 24, 2008	–	(81,000)	(81,000)

Total derivative income (expense)	$–	$(1,660)	$(1,660)

	Three months ended September 30, 2008
	Compound Embedded Derivative	Warrant Derivatives	Total Derivatives

Financing arrangements giving rise to derivative financial instruments:

Changes in fair values of derivatives:
Series C Convertible Preferred Stock and warrant financing, dated September 17, 2007	$–	$2,517,680	$2,517,680
Series D Convertible Preferred Stock and warrant financing, dated February 5, 2008	–	2,884,460	2,884,460
Series D Convertible Preferred Stock and warrant financing, dated June 24, 2008		1,422,686	1,422,686

	$–	$6,824,826	$6,824,826

Our derivative liabilities as of September 30, 2009 and December 31, 2008 and our derivative income (expense) for the three months ended September 30, 2009 and 2008 are significant to our consolidated financial statements. Since derivative financial instruments require adjustment to fair value during each reporting period, we will continue to experience the effects in our earning so long as the derivatives are outstanding. Changes in our trading market price will have a significant effect on the amounts of income (expense) that we record. In addition, we may enter into additional financing arrangements that give rise to derivative financial instruments that (i) would increase the overall affect of fair value changes on our earning and (ii) may result in additional day-one derivative losses if the fair value of the derivatives exceeds the proceeds from the financing arrangement. Although our management is currently reviewing financing arrangements that may give rise to derivatives, there can be no assurances that any transaction can be completed at terms acceptable to our management, if at all.

The magnitude of derivative income (expense) reflects the following:

•

The market price of our common stock, which significantly affects the fair value of our derivative financial instruments, experienced material price fluctuations. The closing price of our common stock remained constant at $0.10 from the quarter ended June 30, 2009 to September 30, 2009. The closing market price decreased from $0.20 on June 30, 2008 to $0.09 on September 30, 2008. Increasing trading market prices have the effect of increasing our derivative liabilities, because they are carried at fair value, and the change is recorded in income. Conversely, declining trading market prices have the effect of decreasing our derivative liabilities and those changes are also recorded in income. Other assumptions also bear on the fair value of our derivative liabilities, such as volatility in our trading over historical periods and market interest rates.

Net Income (Loss):

Net loss amounted to ($258,289) for the three months ended September 30, 2009, as compared to a net income of $6,002,414 for the three months ended September 30, 2008, representing a decrease of ($6,287,703). Our increased net loss resulted from a decrease in the fair value changes in derivative financial instruments of ($6,826,486).

Reconciliation of Net Income (Loss) to Income (Loss) Applicable to Common Stockholders:

Loss applicable to common stockholders amounted to ($512,994) during the three months ended September 30, 2009 as compared to $5,739,695 in income applicable to common stockholders during the three months ended September 30, 2008. Income (loss) applicable to common stockholders gives effect to preferred stock dividends of ($227,705) and ($262,719) during the three months ended September 30, 2009 and 2008, respectively. In connection with our Series C Preferred Stock and warrant financing and our Series D Preferred Stock and warrant financings, we allocated proceeds to these instruments that was lower than the redemption amounts. The terms and conditions of each of the Series C Preferred and Series D Preferred provide for the payment of dividends, whether or not declared. Accordingly, we accrue dividends. Whether or not declared, cumulative dividends are included as adjustments to net loss to arrive at loss applicable to common stockholders. Accordingly, we will continue to give effect to this adjustment in future periods that these series of preferred stock are outstanding.

Income (Loss) per Common Share:

Basic and diluted loss per common share amounted to ($0.01) and ($0.01), respectively, during the three months ended September 30, 2009 as compared to $0.10 and $0.02, respectively, income per common share during the three months ended September 30, 2008. We account for income (loss) per share in accordance with ASC 260-10, Earnings per Share (“ASC 260-10”). Basic (loss) income per share represents our income loss applicable to common shareholders divided by the weighted average number of shares of common stock outstanding during each period. It excludes the dilutive effects of potentially issuable common shares such as those related to our convertible note and warrants. Diluted (loss) income per share is calculated by including potentially dilutive share issuances in the denominator. For convertible instruments, such as our convertible preferred stock, we use the if-converted method. For stock options and warrants that are indexed to common stock, we apply the treasury stock method to determine the number of dilutive shares. For derivative put warrants classified as liabilities, we apply the reverse treasury stock method. The effects of contingently issuable shares are excluded if the effect on income (loss) per common share is anti-dilutive.

The following table provides the components of the numerator and denominator in our computations:

	Three months ended September 30,
	2009		2008

Numerators:

Net income (loss)	$(285,289)		$6,002,414
Adjustments to reconcile net income (loss) to income (loss) applicable to common stockholders:
Preferred stock dividends	(227,705)		(262,719)
Accretion of preferred stock	–		–

Numerator for income (loss) per common share-basic	(512,994)		5,739,695
Adjustment for the if-converted method	–		262,719

Numerator for income (loss) per common share-diluted	$(512,994)		$6,002,414

Denominators:

Denominator for income (loss) per common share-basic:
Weighted average common shares outstanding	60,585,221		56,016,154
Adjustments:
Preferred stock	(a	)	136,060,000
Employee stock options	(a	)	(a	)
Warrants	(a	)	333,548
Derivative put warrants	(a	)	42,875,000

Denominator for income (loss) per common share-diluted	60,585,221		235,284,702

(a)	The effects of anti-dilutive instruments are excluded from the computation.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Product Sales:

Product sales for the nine months ended September 30, 2009 amounted to $6,014,076 compared to $6,157,348 for the nine months ended September 30, 2008, representing a decrease of $143,272 (or 2.3%). On February 5, 2008, we completed the acquisition of substantially all of the assets, tangible and intangible of Diabetic Plus, Inc. (“DPI”), which was engaged in the marketing and distribution of diabetic products through an Internet-based member patient ordering system. The operating results of DPI are fully reflected in the current period, while only eight-months of the prior fiscal period. We believe our revenues have declined during the periods due largely to the current poor economic conditions and their relative effects on our customer base. As the economy has worsened, we believe the lack of comprehensive insurance coverage by some of our customers and the lack of disposable income for other customers has forced them to ration existing supplies of diabetic testing products, and in some instances, cease ordering all together. We anticipate that as overall economic conditions improve, our revenues will also improve.

Cost of Product Sales:

Cost of product sales for the nine months ended September 30, 2009 amounted to $2,851,211 as compared to $3,069,877 for the nine months ended September 30, 2008, representing a decrease of $218,666 (or 7.1%). The decrease in cost of product sales during these periods is attributable to reduction of internet advertising expenses and a continued enrollment of new patients, despite our reduction in internet advertising expenses. Our cost of product sales as a percent of product sales increased from 50% for the nine months ended September 30, 2008 to 53% for nine months ended September 30, 2009. This increase is a direct result of composition shift to higher margin products. We added a lower cost product line for diabetes testing supplies in 2008 that enabled us to achieve higher gross profits. Since reimbursement fee schedules with Medicare and our managed care contracts do not change based upon products sold but rather on product billing codes, we are able to increase gross profits by getting better pricing through our vendor contracts.

Compensation:

Compensation expense for the nine months ended September 30, 2009 amounted to $2,243,880 as compared to $2,831,502 for the nine months ended September 30, 2008, reflecting a decrease of $587,622 (or 20.8%). The decrease is attributable to reductions in our overall headcounts principally from consolidation of responsibilities of former DPI employees with our pre-acquisition employee base. We have also reduced headcount during the current quarterly period pursuant to certain other of our cost cutting activities. We currently have no obligations for severance or other post-employment benefits. However, we continue to review our employment costs as a source for further cost reductions and may incur such costs in future periods as a result of these activities.

General and Administrative Expenses:

General and administrative expenses for the nine months ended September 30, 2009 amounted to $1,303,795 as compared to $1,203,384 for the nine months ended September 30, 2008, representing an increase of $100,411 (or 8.3%). Our general and administrative expenses have increased from higher professional services fees, such as legal, audit and accounting consultation services. These professional fees amounted to approximately $360,459 during the nine months ended September 30, 2009, compared to $376,562 during the comparable period of the prior year. In addition, we experienced higher bad debt charges during the current period compared to the prior period. During the nine months ended September 30, 2009, our bad debt charges amounted to $166,500 compared to $110,000 during the same period of the prior fiscal year. These higher professional costs and bad debt charges have been partially offset by cost reductions, principally in occupancy costs, that resulted from the closing of our Sunrise, Florida operating facility in late 2008. We are continuing to consider and evaluate other cost savings and curtailment opportunities. However, there can be no assurances that we can materially curtail our general and administrative expenses while maintaining our current level of operations.

Depreciation and Amortization:

Depreciation and amortization for the nine months ended September 30, 2009 amounted to $251,105 as compared to $192,506 for the nine months ended September 30, 2008, representing an increase of $58,599. This increase relates the additional one-month of amortization of DPI intangible assets in the current nine month period compared to the prior, which is partially offset by lower depreciation expense resulting from the disposal of certain assets at our Sunrise, Florida operating facility that we exited.

Advertising and Marketing Expenses:

Advertising and marketing expense for the nine months ended September 30, 2009 amounted to $189,039 as compared to $1,060,126 for the nine months ended September 30, 2008, representing a decrease of $871,087 (or 82.2%). Our significant level of advertising and marketing in the prior period arose from the significant efforts to promote the DPI Internet business. These and other advertising and marketing costs have been substantially curtailed, while we continue to develop our current customer base and review other revenue producing opportunities. We do not expect this low level of advertising and marketing during the current fiscal quarter to continue into future periods.

Derivative Income (Expense):

Derivative income (expense) comprises (i) changes in the fair value of our derivative financial instruments and (ii) day-one losses resulting from inception date derivative fair values greater than the underlying proceeds in our Series C and Series D Preferred Stock and warrant financing arrangements in February 2008 and June 2008. Derivative income associated with post-inception changes in fair value amounted to $6,909,900 for the nine months ended September 30, 2009, as compared to derivative income of $6,700,500 for the nine months ended September 30, 2008. Day-one derivative losses associated with our Series D Preferred Stock and warrant transactions dated February 5, 2008 and June 24, 2008 amounted to $151,803 and $116,638, respectively, for the nine months ended September 30, 2008.

The following tables summarize the effects on our income (loss) associated with changes in the fair values of our derivative financial instruments by financing arrangement for the nine months ended September 30, 2009 and 2008:

	Nine months ended September 30, 2009
	Compound Embedded Derivative	Warrant Derivatives	Total Derivatives
Financing arrangements giving rise to derivative financial instruments:

Changes in fair values of derivatives:
Series C Convertible Preferred Stock and warrant financing, dated September 17, 2007	$–	$2,903,600	$2,903,600
Series D Convertible Preferred Stock and warrant financing, dated February 5, 2008	–	2,718,760	2,718,760
Series D Convertible Preferred Stock and warrant financing, dated June 24, 2008	–	1,287,540	1,287,540

Total derivative income (expense)	$–	$6,909,900	$6,909,900

	Nine months ended September 30, 2008
	Compound Embedded Derivative	Warrant Derivatives	Total Derivatives

Financing arrangements giving rise to derivative financial instruments:

Changes in fair values of derivatives:
Series C Convertible Preferred Stock and warrant financing, dated September 17, 2007	$–	$3,676,740	$3,676,740
Series D Convertible Preferred Stock and warrant financing, dated February 5, 2008	–	1,666,860	1,666,860
Series D Convertible Preferred Stock and warrant financing, dated June 24, 2008		1,356,900	1,356,900

	$–	$6,700,500	$6,700,500

Day-one derivative allocation loss:
Series D Convertible Preferred Stock and warrant financing, dated February 5, 2008			(151,803)
Series D Convertible Preferred Stock and warrant financing, dated June 24, 2008			(116,638)

Total derivative income (expense)			$6,432,059

Our derivative liabilities as of September 30, 2009 and December 31, 2008 and our derivative income (expense) for the nine months ended September 30, 2009 and 2008 are significant to our consolidated financial statements. Since derivative financial instruments require adjustment to fair value during each reporting period, we will continue to experience the effects in our earning so long as the derivatives are outstanding. Changes in our trading market price will have a significant effect on the amounts of income (expense) that we record. In addition, we may enter into additional financing arrangements that give rise to derivative financial instruments that (i) would increase the overall affect of fair value changes on our earning and (ii) may result in additional day-one derivative losses if the fair value of the derivatives exceeds the proceeds from the financing arrangement. Although our management is currently reviewing financing arrangements that may give rise to derivatives, there can be no assurances that any transaction can be completed at terms acceptable to our management, if at all.

The magnitude of derivative income (expense) reflects the following:

•

The market price of our common stock, which significantly affects the fair value of our derivative financial instruments, experienced material price fluctuations. The closing price of our common stock decreased from $0.20 at December 31, 2008, to $0.10 at September 30, 2009. The closing market price increased from $0.15 on December 31, 2007 to $0.09 on September 30, 2008. Increasing trading market prices have the effect of increasing our derivative liabilities, because they are carried at fair value, and the change is recorded in income. Conversely, declining trading market prices have the effect of decreasing our derivative liabilities and those changes are also recorded in income. Other assumptions also bear on the fair value of our derivative liabilities, such as volatility in our trading over historical periods and market interest rates.

•

In connection with our accounting for each of the convertible preferred stock and warrant transactions, we encountered the unusual circumstance of a day-one derivative loss related to the recognition of derivative instruments arising from the arrangement at their fair values on the inception dates. That means that the fair value of the financial instruments that are required to be classified as derivative liabilities exceeded the net proceeds that we received from the arrangements and we were required to record a loss to reflect the derivative financial instruments at fair value. During the nine month period ended September 30, 2008, we recorded a day-one derivative loss of $151,803 and $116,638 related to the Series D Convertible Preferred Stock and warrant financings, dated February 5, 2008 and June 24, 2008, respectively.

Interest Expense:

Interest expense for the nine months ended September 30, 2009 amounted to $24,456 as compared to $28,189 for the nine months ended September 30, 2008. The decrease is a result of lower average debt and capital lease balances during each of those years.

Net Income (Loss):

Net income amounted to $6,058,565 for the nine months ended September 30, 2009, as compared to a net income of $4,233,321 for the nine months ended September 30, 2008, representing an increase of $1,825,244. Our increased net income resulted from our increased gross margin on our product sales, reduced operating expenses and the changes in fair value adjustments in our derivative instruments.

Reconciliation of Net Income (Loss) to Income (Loss) Applicable to Common Stockholders:

Income (loss) applicable to common stockholders amounted to $5,378,022 during the nine months ended September 30, 2009 as compared to ($3,286,716) in loss applicable to common stockholders during the nine months ended September 30, 2008. Income (loss) applicable to common stockholders gives effect to accretion of redeemable preferred stock, amounting to $-0- and ($6,932,439) during the nine months ended September 30, 2009 and 2008, respectively, and preferred stock dividends of ($680,543) and ($587,598) during the same periods, respectively. In connection with our Series C Preferred Stock and warrant financing and our Series D Preferred Stock and warrant financings, we allocated proceeds to these instruments that was lower than the redemption amounts. Accretion represents the adjustment of those discounted amounts to their redemption values by charging paid in capital, accumulated deficit or a combination of both. We will have no further accretions on the Series C Preferred or Series D Preferred. However, if we enter into future preferred stock sales, additional accretion may result. The terms and conditions of each of the Series C Preferred and Series D Preferred provide for the payment of dividends, whether or not declared. Accordingly, we accrue dividends. Whether or not declared, cumulative dividends are included as adjustments to net loss to arrive at loss applicable to common stockholders. Accordingly, we will continue to give effect to this adjustment in future periods that these series of preferred stock are outstanding.

Income (Loss) per Common Share:

Basic and diluted income per common share amounted to $0.09 and $0.02, respectively, during the nine months ended September 30, 2009 as compared to ($0.07) and ($0.07), respectively, loss per common share during the nine months ended September 30, 2008. We account for income (loss) per share in accordance with ASC 260-10. Basic (loss) income per share represents our income loss applicable to common shareholders divided by the weighted average number of shares of common stock outstanding during each period. It excludes the dilutive effects of potentially issuable common shares such as those related to our convertible note and warrants. Diluted (loss) income per share is calculated by including potentially dilutive share issuances in the denominator. For convertible instruments, such as our convertible preferred stock, we use the if-converted method. For stock options and warrants that are indexed to common stock, we apply the treasury stock method to determine the number of dilutive shares. For derivative put warrants classified as liabilities, we apply the reverse treasury stock method. The effects of contingently issuable shares are excluded if the effect on income (loss) per common share is anti-dilutive.

The following table provides the components of the numerator and denominator in our computations:

	Nine months ended September 30,
	2009		2008
Numerators:

Net income (loss)	$6,058,565		$4,223,321
Adjustments to reconcile net income (loss) to income (loss) applicable to common stockholders:
Preferred stock dividends	(680,543)		(6,932,439)
Accretion of preferred stock	–		(587,598)

Numerator for income (loss) per common share-basic	5,378,022		(3,286,716)
Adjustment for the if-converted method	680,543		–

Numerator for income (loss) per common share-diluted	$6,058,565		$(3,286,716)

Denominators:

Denominator for income (loss) per common share-basic:
Weighted average common shares outstanding	58,898,332		50,504,450
Adjustments:
Preferred stock	135,000,000		(a	)
Employee stock options	(a	)	(a	)
Warrants	274,687		(a	)
Derivative put warrants	73,558,824		(a	)

Denominator for income (loss) per common share-diluted	267,731,843		50,504,450

(a)	The effects of anti-dilutive instruments are excluded from the computation.

Liquidity and Capital Resources

Cash and cash equivalents amounted to $28,676 as of September 30, 2009. We require cash to pay our operating expenses, make capital expenditures and service our debt and other long-term liabilities, such as our leasing arrangements. Our principal source of funds is from our operations. However, we incurred an operating income (loss) amounting to ($824,954) and ($2,200,047) for the nine months ended September 30, 2009 and 2008, respectively. We received (used) cash of $100,059 and ($2,877,923) in connection with our operations during the nine months ended September 30, 2009 and 2008, respectively. Finally, as of September 30, 2009, we have a working capital deficiency of $5,420,252. These conditions raise substantial doubt surrounding our ability to continue as a going concern for a reasonable period.

Our management is executing certain plans to alleviate the negative trends and conditions described above. During the nine months ended September 30, 2008, we raised $5,525,328 from the sale of preferred stock, common stock and warrants. We are currently seeking additional financing sources. Further, our management is currently reviewing our operating and cost structure and believes that there are opportunities for cost curtailment. There can be no assurances that our management will be successful in raising additional capital based upon reasonable terms and rates, if at all. Our ability to continue as a going concern is dependent on our ability to raise additional capital. Ultimately, our ability to continue as a going concern is dependent upon the achievement of profitable operations. The accompanying financial statements do not include any adjustments that arise from this uncertainty.

Cash Flows from Operating Activities:

We generated cash of $100,059 in our operating activities during the nine months ended September 30, 2009 as compared to using cash of ($2,877,923) in our operating activities during the nine months ended September 30, 2008. Our improvement gives effect to improved margins thereon and our lower operating loss in the nine months ended September 30, 2009 versus 2008. During the nine months ended September 30, 2009 our loss from operations was reduced to ($824,954) compared to ($2,200,047) during the comparable period in the prior year.

Our cash from operating activities includes cash flow from changes in our operating assets of $379,942 for the nine months ended September 30, 2009 compared to a usage of cash of $989,154 for the nine months ended September 30, 2008. Our analysis of the material components of these changes is as follows:

•

We experienced increases in our accounts receivable (a use of cash) of $220,207 and $682,402, respectively during the nine months ended September 30, 2009 and 2008, respectively. These increases were a result of the increased sales attributable to our DPI acquisition in February 2008, increased revenue in 2009 and a recent general degradation in our receivable aging which we attribute to general economic conditions. We have responded to the receivables degradation by adjusting our estimates of bad debt provisions. These increases resulted in provisions of $166,500 during the nine months ended September 30, 2009, compared to $110,000 during the nine months ended September 30, 2008. We are aware of the general shifting of our accounts receivables into older aging categories, specifically, the patient-pay accounts receivable outstanding in excess of 120 days. However, we believe that our bad debt allowance remains adequate based on our historical collection of accounts receivable in this category. Furthermore, we have engaged an independent collection agency to pursue some of our older patient-pay accounts receivable with favorable results. Management will continue to monitor our accounts receivable closely and will make appropriate adjustments to our bad debt allowance as necessary.

•

Inventories decreased (a source of cash) $56,040 during the nine months ended September 30, 2009 compared to an increase (a use of cash) of $38,600 during the nine months ended September 30, 2008. During the nine months ended September 30, 2008 we built inventories to support the additional revenue from the DPI purchase. Inventories in the current period have been reduced through sale to a just-in-time level to support our current operational level. We continue to work with our product vendors on approaches to minimize our investment in inventories without impairing our ability to deliver timely to our customer base.

•

Our accounts payable and accrued liabilities increased (a source of cash) an aggregate of $429,206 during the nine months ended September 30, 2009 compared to a decrease (a use of cash) of $182,370 during the nine months ended September 30, 2008. Increases in our accounts payable arise from delays in paying our vendors and negotiating extended terms due to our general liquidity shortfall, and we continue to work with our vendors to obtain the best possible, extended terms while maintaining a useful, long-term relationship.

•

The other material component of changes in our operating assets and liabilities relates to advances. During the nine months ended September 30, 2008, we used $9,878 to pay certain executive and sales force advances. Subsequently, we generally pay advances currently.

Our total assets amounted to $4,091,008 as of September 30, 2009 as compared to $4,458,211 as of December 31, 2008. Our total liabilities amounted to $7,036,070 as of September 30, 2009 as compared to $12,987,572 as of December 31, 2008. The material decrease in our total liabilities is largely the result of fair value adjustments made to our derivative financial instruments that are carried at their fair values. As of September 30, 2009, derivative financial instruments comprise $3,376,740 (or 48%) of our total liabilities compared to $10,492,917 (or 81%) at December 31, 2008. Since derivative financial instruments are carried at fair value, our liabilities have and will continue to fluctuate as the fair value of these instruments fluctuates.

We estimate fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective measuring fair values. In selecting the appropriate technique, we consider, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, we generally use the Black-Scholes-Merton (“BSM”) option valuation technique, adjusted for the effect of dilution, because it embodies all of the requisite assumptions (including trading volatility, estimated terms, dilution and risk free rates) necessary to fair value these instruments. For compound derivative instruments, comprising certain redemption and put features embodied in our convertible preferred stock, we use discounted cash flow models involving multiple, probability-weighted outcomes and risk-adjusted rates. We concluded based upon this technique that the fair value of the compound derivatives was de minimus as of September 30, 2009 and December 31, 2008. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques (such as BSM) are highly volatile and sensitive to changes in the trading market price of our common stock, which has a high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, our income (loss) will reflect the volatility in these estimate and assumption changes.

Cash Flows from Investing Activities:

We used cash of $65,644 in our investing activities during the nine months ended September 30, 2009 compared to using cash of $2,100,604 for the nine months ended September 30, 2008.

•	During the nine months ended September 30, 2008, we used $1,807,600 in cash to purchase DPI. We funded $41,550 of the purchase price with warrants which are reflected as non-cash items.

•	During the nine months ended September 30, 2009 and 2008, we purchased property and equipment for cash of $65,644 and $293,004, respectively.

•

During the nine months ended September 30, 2009 and 2008, we purchased property and equipment under capital lease arrangements of $41,234 and $93,793, respectively. These purchases did not require the use of cash upon purchase, but are paid for over the term of the arrangement similar to a financing. Our gross payments under capital lease obligations are $23,129 for the three months ending December 31, 2009 and $80,641, $71,258, $27,750, and $4,689 for the years ending December 31, 2010 through 2013, respectively.

•	We currently have no commitments to purchase property and equipment or intangible assets.

Cash Flows from Financing Activities:

We used cash of $51,685 from our financing activities during the nine months ended September 30, 2009 compared to receiving $5,330,690 in cash during the nine months ended September 30, 2008.

•

We generated cash of $-0- and approximately $5,525,328 from the sale of preferred stock, common stock and warrants during the nine months ended September 30, 2009 and 2008, respectively. We anticipate additional sales of our equity instruments in future periods. However, there can be no assurances that our management will obtain financing on suitable terms and conditions, if at all. We will continue to be obligated to pay our capital leases and debt instruments.

•

We financed certain equipment purchases under notes payable from time to time and currently have no commitments for debt or property purchases. During the nine months ended September 30, 2009 and 2008, we received proceeds from debt issuances amounting to $5,430 and $22,188, respectively.

•	We used cash of $53,855 and $195,447 to make periodic payments on our debt and capital lease obligations during the nine months ended September 30, 2009 and 2008, respectively.

•

We paid cash dividends on our Series C and Series D Preferred Stock amounting to $3,260 and $21,379 during the nine months ended September 30, 2009 and 2008, respectively. As of September 30, 2009, our obligation for dividends amounts to $1,381,873.

National Supplier Clearinghouse Medicare Investigation

On September 20, 2009, the Company received notification from the National Supplier Clearinghouse (“NSC”) that the Company’s wholly-owned subsidiary, Certified Diabetic Supplies, Inc., had allegedly violated Supplier Standard Number Seven, which states that each Medicare supplier must maintain its own physical facility and cannot share a physical facility unless those businesses have “distinct lines of business.” The NSC suspended the Company’s Medicare provider number on October 17, 2009 pending a response to these allegations from the Company. The Company vigorously disputes the allegations of the NSC and on October 14, 2009, the Company filed a Corrective Action Plan (“CAP”) with the NSC stating that the subject companies have always had distinct business lines and that there has never been an overlapping of products and services between the two companies; and therefore, it was permissible for the two companies to share a physical facility. The Company believes the CAP will be accepted by the NSC on or before December 15, 2009. If the CAP is accepted, the Company believes its Medicare provider number and the associated billing privileges will be reinstated retroactively to October 17, 2009. If, however, the NSC does not accept the CAP, the Company’s financial condition could suffer significantly as approximately 70% of the Company’s gross revenue is derived from the Medicare system. Further, even if the NSC accepts the CAP, but takes a substantial period of time to review the CAP prior to its acceptance, or if the CAP is approved, but the Company’s billing privileges are not retroactively reinstated to October 17, 2009, the Company’s cash flow, liquidity and overall financial condition could be significantly impaired.

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

Future annual minimum lease commitments as of September 30, 2009, under operating leases are as follows:

Amount
Three months ending December 31, 2009	$47,428
Year ending December 31:
2010	198,105
2011	176,354
2012	5,546
2013	4,159

$431,592

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

We account for this guarantee under ASC 460-10, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which requires certain guarantees, such as our lease guarantee to be recorded at fair value. Accordingly, on the effective date of our guarantee, we recorded the fair value of our contingent obligation under this arrangement in the amount of $23,908. We calculated the fair value using future discounted cash flows ($403,000 in the aggregate) under multiple, probability weighted outcomes. Those outcomes include assumptions related the periods of potential default in future periods based upon our views of the credit worthiness of the primary obligor and assumptions related to the potential for further subleasing under various scenarios. For purposes of discount rates, we use credit-risk adjusted bond yield curves from publicly available surveys in categories of credit risk (as published by Standard & Poors and Moodys) we consider similar to our credit risk, with is speculative to highly speculative. Those rates ranged from 15.6% to 21.26% over the period of our contingent commitment. There have been no material changes in our assumptions and, therefore, the fair value of this obligation at September 30, 2009.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The information required by this item does not apply to smaller reporting companies.

ITEM 4T – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures – The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending September 30, 2009 covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Changes in Internal Controls over Financial Reporting – During the quarter ended September 30, 2009, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

National Supplier Clearinghouse Medicare Investigation. On September 20, 2009, the Company received notification from the National Supplier Clearinghouse (“NSC”) that the Company’s wholly-owned subsidiary, Certified Diabetic Supplies, Inc., had allegedly violated Supplier Standard Number Seven, which states that each Medicare supplier must maintain its own physical facility and cannot share a physical facility unless those businesses have “distinct lines of business.” The NSC suspended the Company’s Medicare provider number on October 17, 2009 pending a response to these allegations from the Company. The Company vigorously disputes the allegations of the NSC and on October 14, 2009, the Company filed a Corrective Action Plan (“CAP”) with the NSC stating that the subject companies have always had distinct business lines and that there has never been an overlapping of products and services between the two companies; and therefore, it was permissible for the two companies to share a physical facility. The Company believes the CAP will be accepted by the NSC on or before December 15, 2009. If the CAP is accepted, the Company believes its Medicare provider number and the associated billing privileges will be reinstated retroactively to October 17, 2009.

ITEM 1A – RISK FACTORS

The information required by this item does not apply to smaller reporting companies.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 – OTHER MATTERS

None.

ITEM 6 – EXHIBITS

Exhibit No.	Description
3.01*	Certificate of Incorporation of Certified Diabetic Services, Inc.
3.02*	Certificate of Amendment of Certificate of Incorporation of Certified Diabetic Services, Inc.
3.03*	Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock of Certified Diabetic Services, Inc.
3.04*	Certificate of Amendment of Certificate of Incorporation of Certified Diabetic Services, Inc.
3.05*	Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock of Certified Diabetic Services, Inc.
3.06*	Amended and Restated Certificate of Incorporation of Certified Diabetic Services, Inc.

Exhibit No.	Description
3.07*	Certificate of Designation, Preferences and Rights of Series C Convertible Preferred Stock of Certified Diabetic Services, Inc.
3.08*	Certificate of Designation, Preferences and Rights of Series D Convertible Preferred Stock of Certified Diabetic Services, Inc.
3.09*	Amended and Restated Certificate of Designation, Preferences and Rights of Series D Convertible Preferred Stock of Certified Diabetic Services, Inc.
3.10*	Bylaws of Certified Diabetic Services, Inc.
3.11*	Amended and Restated Bylaws of Certified Diabetic Services, Inc.
31.01**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 16, 2009.
31.02**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 16, 2009.
32.01**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 16, 2009.
32.02**	Certification of Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 16, 2009.

*	Previously filed as an exhibit to the Registration Statement on Form 10 filed with the Securities and Exchange Commission dated April 15, 2009.

**	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CERTIFIED DIABETIC SERVICES, INC.

By:	/S/ LOWELL M. FISHER, JR.
Lowell M. Fisher, Jr., Chief Executive Officer

By:	/S/ MARK A. BOCK
Mark A. Bock, Chief Financial Officer

Dated: November 16, 2009